Form 10QSB
period 1995-09-30
SHELTER PROPERTIES I LTD PARTNERSHIP
filed 1995-11-09
CIK 316220

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report
                   (As last amended by 34-32231, eff. 6/3/93.)


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the transition period.........to.........

                         Commission file number 0-10255


                 SHELTER PROPERTIES I LIMITED PARTNERSHIP
       (Exact name of small business issuer as specified in its charter)


         South Carolina                                  57-0707398
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
      Greenville, South Carolina                            29602
(Address of principal executive offices)                  (Zip Code)

                    Issuer's telephone number (803) 239-1000

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X  .  No      .




                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)                  SHELTER PROPERTIES I LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                               September 30, 1995

 Assets
    Cash:
       Unrestricted                                              $   634,448
       Restricted--tenant security deposits                          130,359
    Investments                                                      281,448
    Accounts receivable                                                8,280
    Escrow for taxes and insurance                                   196,825
    Restricted escrows                                               346,099
    Other assets                                                     165,196
    Investment properties:
       Land                                      $  1,427,508
       Buildings and related personal property     17,485,757
                                                   18,913,265
       Less accumulated depreciation              (12,129,869)     6,783,396

                                                                 $ 8,546,051

 Liabilities and Partners' Capital (Deficit)
 Liabilities
    Accounts payable                                             $    88,318
    Tenant security deposits                                         131,395
    Accrued taxes                                                    123,370
    Other liabilities                                                291,453
    Mortgage notes payable                                         9,427,408

 Partners' Capital
    General partners                             $    (54,529)
    Limited partners (15,000 units
       issued and outstanding)                     (1,461,364)    (1,515,893)

                                                                 $ 8,546,051

[FN]
                 See Accompanying Notes to Financial Statements

b)                  SHELTER PROPERTIES I LIMITED PARTNERSHIP

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                      Three Months Ended           Nine Months Ended
                                         September 30,                September 30,
                                     1995           1994          1995           1994
 Revenues:
    Rental income                  $1,081,323     $1,064,903     $3,240,275    $3,140,713
    Other income                       59,633         48,360        159,852       170,579
       Total revenues               1,140,956      1,113,263      3,400,127     3,311,292
 Expenses:
    Operating                         307,881        353,120        963,533     1,019,903
    General and administrative         88,170         25,980        247,679        75,646
    Property management fees           56,324         53,464        168,367       161,090
    Maintenance                       186,164        282,800        418,690       524,181
    Depreciation                      188,284        196,679        550,404       571,661
    Interest                          240,096        246,683        724,350       760,508
    Property taxes                     59,077         58,624        185,787       184,854
       Total expenses               1,125,996      1,217,350      3,258,810     3,297,843

 Extraordinary loss on
    extinguishment of debt                 --             --             --       (56,227)

 Net income (loss)                 $   14,960     $ (104,087)    $  141,317    $  (42,778)

 Net income (loss) allocated
    to general partners (1%)       $      149     $   (1,041)    $    1,413    $     (428)
 Net income (loss) allocated
    to limited partners (99%)          14,811       (103,046)       139,904       (42,350)
                                   $   14,960     $ (104,087)    $  141,317    $  (42,778)
 Net income (loss) per limited
    partnership unit               $      .99     $    (6.87)    $     9.33    $    (2.82)

[FN]

                   See Accompanying Notes to Financial Statements

c)                    SHELTER PROPERTIES I LIMITED PARTNERSHIP

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                    (Unaudited)

                                    Limited
                                  Partnership   General      Limited
                                     Units     Partners     Partners         Total
 Original capital
    contributions                   15,000     $  2,000    $15,000,000    $15,002,000
 Partners' deficit at
    December 31, 1994               15,000     $(54,442)   $(1,452,768)   $(1,507,210)
 Distributions paid                     --       (1,500)      (148,500)      (150,000)
 Net income for the nine months
    ended September 30, 1995            --        1,413        139,904        141,317
 Partners' deficit at
    September 30, 1995              15,000     $(54,529)   $(1,461,364)   $(1,515,893)

[FN]

                   See Accompanying Notes to Financial Statements

d)                    SHELTER PROPERTIES I LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                                Nine Months Ended
                                                                   September 30,
                                                              1995             1994
 Cash flows from operating activities:
    Net income (loss)                                    $   141,317      $   (42,778)
    Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Depreciation                                          550,404          571,661
       Amortization of discounts and loan costs               90,049           88,357
       Extraordinary loss on extinguishment of debt               --           56,227
       Change in accounts:
        Restricted cash                                       (5,053)         (12,639)
        Accounts receivable                                      984           (7,861)
        Escrows for taxes and insurance                      (69,468)         (84,360)
        Other assets                                          (3,844)          (5,258)
        Accounts payable                                     (13,931)          10,434
        Tenant security deposit liabilities                    6,890           12,811
        Accrued taxes                                        123,370           34,115
        Other liabilities                                     (6,569)         (41,006)
          Net cash provided by operating activities          814,149          579,703

 Cash flows from investing activities:
    Property improvements and replacements                  (211,821)        (164,566)
    Cash invested in short-term investments               (1,334,760)              --
    Cash received from matured investments                 1,457,544          513,478
    Deposits to restricted escrows                           (49,276)        (126,388)
    Receipts from restricted escrows                          31,869           39,631

          Net cash (used in) provided by
            investing activities                            (106,444)         262,155

 Cash flows from financing activities:
    Payments on mortgage notes payable                      (269,328)        (246,015)
    Distributions paid                                      (156,998)              --
    Repayment of mortgage notes payable                           --       (2,068,843)
    Proceeds from refinancing                                     --        2,074,000
    Loan costs                                                    --          (54,334)
    Debt extinguishment costs                                     --          (21,038)
          Net cash used in financing activities             (426,326)        (316,230)

 Net increase in cash                                        281,379          525,628

 Cash at beginning of period                                 353,069          211,257
 Cash at end of period                                   $   634,448      $   736,885
 Supplemental disclosure of cash flow information:

    Cash paid for interest                               $   635,369      $   675,747

[FN]

                   See Accompanying Notes to Financial Statements

e)                    SHELTER PROPERTIES I LIMITED PARTNERSHIP

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


Note A - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1994.

  Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.

Note B - Reconciliation of Cash Flows

   The following is a reconciliation of the subtotal on the accompanying statements of cash flows captioned "net cash provided by operating activities" to "net cash used in operations", as defined in the partnership agreement. However, "net cash used in operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.


                                                 For the Nine Months Ended
                                                       September 30,

                                                   1995              1994

 Net cash provided by operating activities       $ 814,149        $ 579,703
    Payments on mortgage notes payable            (269,328)        (246,015)
    Property improvements and replacements        (211,821)        (164,566)
    Change in restricted escrows, net              (17,407)         (86,757)
    Changes in reserves for net operating
       liabilities                                 (32,379)          93,764
    Additional reserves                           (285,000)        (216,000)
        Net cash used in operations              $  (1,786)       $ (39,871)


   In 1995 and 1994, the Corporate General Partner believed it to be in the best interest of the Partnership to reserve an additional $285,000 and $216,000, respectively, to fund continuing capital improvements at the four properties.


Note C   Transactions with Affiliated Parties

   The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with Insignia Financial Group, Inc. and affiliates were charged to expense in 1995 and 1994:

                                                  For the Nine Months Ended
                                                        September 30,
                                                  1995                1994

 Property management fees                       $168,367            $161,090
 Data processing services                          8,658               8,658
 Marketing services                                2,485               4,661
 Reimbursement for services of affiliates         36,615              29,611


   The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Corporate General Partner. An affiliate of the Corporate General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Corporate General Partner, who receives payments on these obligations from the agent.
The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Corporate General Partner by virtue of the agent's obligations is not significant.

Note D - Mortgage Notes Payable

   On May 11, 1994, the Partnership refinanced the mortgage encumbering Rome Georgian Apartments. The refinancing replaced indebtedness on Rome Georgian Apartments in the amount of $2,076,028 of which $2,068,843 was principal and $7,185 was interest. The debt refinanced carried a stated interest rate of 11.37% and had a maturity date of January 1, 2001. The new mortgage indebtedness of $2,074,000, which carries a stated interest rate of 9.36% is amortized over 24 years with a balloon payment due on June 1, 2004. Total capitalized loan costs incurred were $54,334 and are being amortized over the life of the loan. The early extinguishment of debt resulted in a loss of $56,227 arising from unamortized loan costs of $35,189 and prepayment penalties of $21,038.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1995 and 1994:

                                                       Average
                                                      Occupancy

 Property                                         1995         1994

 Quail Hollow Apartments
    West Columbia, South Carolina                  94%          94%
 Windsor Hills Apartments
    Blacksburg, Virginia                           96%          95%
 Rome Georgian Apartments
    Rome, Georgia                                  91%          90%
 Stone Mountain West Apartments
    Stone Mountain, Georgia                        97%          96%

   The Partnership's net income for the nine months ended September 30, 1995, was $141,317 with the third quarter having net income of $14,960. The Partnership reported net losses of $42,778 and $104,087 for the corresponding periods of 1994. The change from net loss to net income in 1995 is primarily due to a decrease in maintenance expense resulting from renovations at Rome Georgian in 1994 as required by the refinancing. In connection with this refinancing, the Partnership reported an extraordinary loss on extinguishment of debt in 1994 with no such loss in 1995. Also contributing to the increase in net income was the increase in rental income due to increased occupancy and periodic rental rate increases at the Partnership's four investment properties. In addition, the operating expenses decreased due to a reduction in advertising costs and concessions caused by more favorable market conditions in 1995. Offsetting the above is an increase in general and administrative expenses due to increased legal expenses associated with the lawsuits disclosed in the Legal Proceedings section below, as well as increased professional expenses in connection with the tender offers.

   As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.


   At September 30, 1995, the Partnership had unrestricted cash of $634,448 as compared to $736,885 at September 30, 1994. Net cash provided by operating activities increased primarily as a result of an increase in net income as discussed above. In addition, changes in accrued taxes due to the timing of the payment of Quail Hollow's real estate taxes also contributed to the increase. The change from cash provided by investing activities to cash used in investing activities is due to the maturity of investments with no accompanying reinvestment activity in 1994 in preparation for the refinancing of Rome Georgian's mortgage. Net cash used in financing activities increased due to the Partnership making distributions during the first three months of 1995 while no distribution was made in 1994. Offsetting this increase slightly is a decrease in cash used in financing activities due to costs incurred in 1994 with the refinancing of Rome Georgian Apartments' mortgage with no such use of cash in 1995.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $9,427,408, net of discount, is amortized over varying periods with required balloon payments ranging from November 15, 2002, to May 1, 2006, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves. No cash distributions were paid in 1994. However, a distribution was paid in 1995 on behalf of the partners to the State of South Carolina related to the taxable income from Quail Hollow which was accrued at December 31, 1994. During the first nine months of 1995 distributions in the amount of $150,000 were declared and paid.


                          PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

  The general partner responsible for management of the Partnership's business is Shelter Realty Corporation, a South Carolina corporation (the "Corporate General Partner"). The only other general partner of the Partnership, N. Barton Tuck, Jr. is effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. The Corporate General Partner is an indirect subsidiary of Insignia Financial Group, Inc. ("Insignia"). The directors and officers of the Corporate General Partner also serve as executive officers of Insignia.

   The Corporate General Partner owns 100 Limited Partnership Units ("Units"). On May 27, 1995, an affiliate of the Corporate General Partner (the "Affiliated Purchaser") acquired 3,999 Units at a price of $315.00 per Unit pursuant to a tender offer (the "Affiliate Offer") described below. The Corporate General Partner and the Affiliated Purchaser are, therefore, entitled to participate in cash distributions made by the Partnership to its Unit holders. The Partnership made a cash distribution of $9.90 per Unit in February, 1995, but had not made cash distributions to Unit holders during the previous four years. The Corporate General Partner presently expects that the Partnership will seek to make further cash distributions beginning in 1996. In addition, the Corporate General Partner is entitled to certain cash distributions in respect of its general partner interest, and in February 1995 the Corporate General partner received a cash distribution in respect of such interest of $1,500. Prior to the February 1995 distribution, the Corporate General Partner had not received a cash distribution in respect of its general partner interest since 1988.

   As a result of the Affiliated Purchaser's acquisition of 26.7% of the outstanding Units, the Affiliated Purchaser, an affiliate of the Corporate General Partner and Insignia, may be in a position to significantly influence any vote of the Unit holders. The Partnership has paid Insignia Management Group, L.P. ("IMG"), an affiliate of the Corporate General Partner, property management fees equal to 5% of the Partnership's apartment revenues for property management services in each of the three years in the period ended December 31, 1994, pursuant to property management agreements. Property management fees paid to IMG amounted to $194,804, $208,342, and $218,197, respectively, for the three years ended December 31, 1992, 1993, and 1994 and the Partnership paid IMG property management fees equal to $168,367 during the first three quarters of fiscal 1995. Insignia and its affiliates do not receive any fees from the Partnership for the asset management or partnership administration services they provide, although Insignia and its affiliates are reimbursed by the Partnership for the expenses they incur in connection with providing those services. The Partnership Agreement also provides for reimbursement to the Corporate General Partner and its affiliates for costs incurred in connection with administration of the Partnership's activities. Pursuant to these provisions and in addition to the property management fees referred to above, the Partnership paid the Corporate General Partner and its affiliates (including the reimbursements to Insignia and its affiliates in connection with asset management and partnership administration services) an aggregate of $39,936, $41,556, and $40,117, respectively, for the three years ended December 31, 1992, 1993, and 1994 and $36,615 during the first three quarters of fiscal 1995. In 1992, an affiliate of Insignia assisted an unaffiliated third party engaged by the Partnership in connection with refinancings of the Partnership's properties, and received $45,844 from the third party for providing such assistance. In addition, at various times during the past three fiscal years an affiliate of Insignia has held a promissory note or preferred stock issued by an unaffiliated company that provides insurance brokerage services to the Partnership.

   The terms of the Affiliated Purchaser's financing of the Affiliate Offer may result in future potential conflicts of interest. The Affiliated Purchaser paid for the Units it purchased pursuant to the Affiliate Offer with funds provided by Insignia, and Insignia, in turn, obtained these funds from its working capital. It is possible, however, that in connection with its future financing activities, Insignia may cause or request the Affiliated Purchaser to pledge its Units as collateral for loans, or otherwise agree to terms which provide Insignia and the Affiliated Purchaser with incentives to generate substantial near-term cash flow from the Affiliated Purchaser's investment in the Units.
In such a situation, the Corporate General Partner may experience a conflict of interest in seeking to reconcile the best interests of the Partnership with the need of its affiliates for cash flow from the Partnership's activities.

   On April 27, 1995, the Affiliated Purchaser commenced the Affiliate Offer for up to 30% of the Units at a price of $315.00 per Unit. The Affiliate Offer expired on May 26, 1995. On May 27, 1995, an affiliate of the Corporate General Partner, the Affiliated Purchaser, acquired 3,999 Units at a price of $315.00 per Unit pursuant to the Affiliate Offer. During the Affiliate Offer, Carl C. Icahn and certain of his associates contacted Insignia about pursuing a variety of possible transactions on a joint venture basis. During those discussions, representatives of Insignia advised Mr. Icahn and his representatives that Insignia did not wish to discourage or prevent any transaction which would produce additional value for Unit holders. During those conversations, Mr. Icahn and his representatives expressed a desire to make an equity investment in the Affiliated Purchaser with a view to sharing in the economic benefits, if any, to be derived by the Affiliated Purchaser from the Affiliate Offer. The representatives of Insignia declined to agree to such an arrangement.

   Following those discussions, at approximately 6:45 p.m. on Monday, May 22, 1995, the Corporate General Partner received a letter from High River Limited Partnership ("High River") which stated that High River was commencing, by public announcement, a cash tender offer for up to approximately 30% of the outstanding Units at a price of $362.25 per Unit (the "High River Offer"). High River sent similar letters to the Insignia affiliated corporate general partners of five other limited partnerships. On May 23, 1995, Insignia issued a press release which announced receipt of the letters.

   From 12:00 noon on Tuesday, May 23 through late in the evening of Wednesday, May 24, the Affiliated Purchaser, Insignia, and High River and their respective counsel had a series of meetings and telephone conversations to explore a possible joint venture relationship with respect to various real estate related investment opportunities, including the Affiliate Offer. Representatives of High River terminated the discussions. No agreement was reached with respect to the Affiliated Offer or any other matter.

   On the afternoon of Thursday, May 25, 1995, the Corporate General Partner received a second letter from High River stating that High River had initiated a tender offer for up to 40% of the outstanding Units at a price of $457.40 per Unit. High River also issued a press release announcing the High River Offer and that High River was commencing similar tender offers for units of limited partnership interest in five other partnerships in which other Insignia affiliates are the corporate general partners. Upon receiving the letter from High River, Insignia issued its own press release announcing the terms of the six High River offers.

   Also on May 25, 1995, the Corporate General Partner received a copy of a Complaint (the "High River Complaint") seeking, among other things, an order from the United States District Court for the District of Delaware enjoining the closing of the Affiliate Offer. The High River Complaint related to the Affiliate Offer and to five other tender offers made by affiliates of Insignia for units of limited partnership interests in other limited partnerships in which other affiliates of Insignia are general partners. The High River Complaint named as defendants the Affiliated Purchaser and each of the Insignia affiliates making the five other tender offers; the Corporate General Partner and the five other Insignia-affiliated general partners; and Insignia. The High River Complaint contained allegations that, among other things, the Affiliated Purchaser sought to acquire Units at highly inadequate prices, and that the Affiliate Offer contained numerous false and misleading statements and omissions of material facts. The alleged misstatements and omissions concerned, among other things, the true value of the units; the true financial conditions of the Partnership; the factors affecting the likelihood that properties owned by the Partnership will be sold or liquidated in the near future; the liquidity and value of the Units; the limited secondary market for Units; and the true nature of the market for underlying assets. The High River Complaint also alleged that the Affiliated Purchaser failed to comply with the requirements of Rule 13e-4 under the Securities Exchange Act of 1934.

   On Friday, May 26, 1995, the United States District Court for the District of Delaware denied High River's motion for a temporary restraining order to postpone the closing of the Affiliate Offer. On May 26, 1995, Insignia issued a press release announcing the Court's decision. High River subsequently voluntarily withdrew the High River Complaint without prejudice.

   On May 26, 1995, High River filed a Schedule 14D-1 relating to the High River Offer and containing an Offer to Purchase and a related Assignment of Partnership Interest. The Affiliate Offer expired as scheduled at midnight on May 26, 1995. As filed on May 26, 1995, the High River Offer was conditioned upon the Affiliate Offer being extended by at least 10 business days. High River issued a press release, dated May 26, 1995, announcing that the extension of the Affiliate Offer for 10 business days would be eliminated as a condition to the High River Offer. Also on May 26, the Chairman and Chief Executive Officer of Insignia received a letter from Mr. Icahn. In the letter, Mr. Icahn accused Insignia of disregarding its "fiduciary responsibilities."

   On Friday June 2, the High River Offer to Purchase and the related Assignment of Partnership Interests were mailed to Unit holders. On Monday, June 5, the Corporate General Partner delivered a letter to High River which requested that High River cure certain alleged critical omissions, misstatements, and deficiencies in the High River Offer by June 7, 1995. On June 7, the Corporate General Partner received a letter from Mr. Icahn stating that High River does not agree with the positions taken in the Corporate General Partner's June 5 letter.

   On June 8, 1995, the Corporate General Partner commenced an action against High River and Carl C. Icahn in the United States District Court for the District of South Carolina. The complaint alleged that the High River Offer misled Unit holders and violated federal securities laws. The Partnership sought relief from High River's and Mr. Icahn's actions in the form of an injunction against the High River Offer, a judgment declaring that the untrue statements in and omissions from the High River Offer constitute violations of the federal securities laws, and an order requiring High River to make appropriate disclosures to correct all of the false and misleading statements in and omissions from the High River Offer.

   The Partnership and the Corporate General Partner recommended that the Unit holders reject the High River Offer and not tender their Units pursuant to the High River Offer. The Partnership and the Corporate General Partner stated that they may reconsider their recommendation if High River makes additional disclosures to the Unit holders as the Corporate General Partner requested. For further information, see the Partnership's Solicitation/Recommendation Statement on Schedule 14D-9 which was filed with the Securities and Exchange Commission on June 9, 1995.

   On June 12, 1995, High River filed an amendment to its Schedule 14D-1 containing a Supplement to its Offer to Purchase. The Supplement amended the High River Offer to increase the number of Units being sought to all of the outstanding Units and amended certain disclosures in the Offer to Purchase.

   Persons claiming to own Units filed a purported class action and derivative suit in the United States District Court for the District of South Carolina seeking, among other things, an order enjoining the Affiliate Offer. On Thursday, May 18, 1995, the Court denied plaintiffs' motion for a temporary restraining order postponing the closing of the Affiliate Offer, which expired as scheduled on May 26, 1995. Counsel for the parties are engaged in settlement discussions and may continue such discussions.

   The Complaint applies to the Affiliate Offer and to five other tender offers being made by affiliates of Insignia for units of limited partnership interests in other limited partnerships in which other affiliates of Insignia serve as general partners. The Complaint names as defendants the Affiliated Purchaser and each of the Insignia affiliates, including the five other tender offerors; the Corporate General Partner and five other Insignia-affiliated general partners; and four individuals who are officers and/or directors of Insignia, the Corporate General Partner and/or the Affiliated Purchaser. The Complaint contains allegations that, among other things, the defendants have intentionally mismanaged the Partnership and the five other Partnerships (collectively the "Partnerships") and acted contrary to the limited partners' best interests in order to prolong the lives of the Partnerships and thus continue the revenues derived by Insignia from the Partnerships while at the same time reducing the demand for the Partnerships' units in the limited resale market for the units by artificially depressing the trading prices for the units, in order to create a favorable environment for the Affiliate Offer and the five other tender offers. In the Complaint the plaintiffs also allege that in the Affiliate Offer and the five other tender offers, the Affiliated Purchaser will acquire effective voting control over the Partnerships at highly inadequate prices, and that the offers to purchase and related tender offer documents contain numerous false and misleading statements and omissions of material facts.
The alleged misstatements and omissions concern, among other things, the advantages to Unit holders of tendering Units pursuant to the Affiliate Offer; the true value of the Units; the true financial condition of the Partnerships; the factors affecting the likelihood that properties owned by the Partnerships will be sold or liquidated in the near future; the liquidity and value of the Units; the limited secondary market for Units; and the true nature of the market for underlying assets.

   On Friday, June 16, plaintiffs filed an amended complaint which contained allegations that, among other things, the defendants engaged in a plan by which they misappropriated the Partnerships' assets and fraudulently induced limited partners to sell units to the defendants at highly inadequate prices by causing the Partnerships to take actions that artificially depressed the prices available for units and by knowingly disseminating false and misleading statements and omissions of material facts. The plaintiffs alleged that the defendants breached fiduciary duties and violated federal securities law by closing the Affiliate Offer and the five other tender offers made by affiliates of Insignia for units in the other Partnerships with the knowledge that the limited partners were not aware of the High River Offer. The plaintiffs further alleged that the defendants, since the close of the Affiliate Offer, had caused the Partnerships to enter into several wasteful transactions that had no business purpose or benefit to the Partnerships solely in order to entrench themselves in their positions of control over the Partnerships, with the effect of impeding and possibly preventing nonaffiliated entities from making tender offers that offer higher value to unit holders than defendants paid.

   Subsequent to the filing of the lawsuit by the Corporate General Partner against High River and Carl C. Icahn, the Corporate General Partner and High River began discussions in an attempt to settle the lawsuit. On Friday, June 16, 1995, High River issued a press release announcing that the expiration date of the High River Offer was extended until 12:00 midnight, New York City time on Wednesday, June 28, 1995, and that High River and the Corporate General Partner were engaged in settlement discussions.

   On Saturday, June 17, the Affiliated Purchaser and Insignia entered into an agreement with Carl C. Icahn and High River (the "Agreement") and the Corporate General Partner, among others, entered into a letter agreement with High River (together with the Agreement, the "Agreements"). The Agreements provide generally that Insignia would not, and will not cause or permit its affiliates to, actively oppose the High River Offer, but rather would take a neutral stance with respect to the High River Offer, except in the case of a competing third party bid made prior to the expiration of the High River Offer or the occurrence of any event materially adversely affecting High River Offer. The High River Offer would proceed in accordance with its terms, as amended, and the Corporate General Partner would cooperate to facilitate the admission of High River as a substitute limited partner with respect to any Units High River purchases pursuant to the High River Offer in accordance with the terms of the Partnership Agreement and applicable law. The Agreements limit High River's ability to amend or extend the High River Offer. Apart from purchases made by High River pursuant to the High River Offer, neither High River nor Insignia nor any of their respective affiliates would purchase any additional Units pursuant to a tender offer and can only purchase additional Units from time to time under certain conditions specified in the Agreements. High River would vote on certain matters concerning the Partnership as directed by Insignia. In addition, High River and its affiliates are prohibited from soliciting proxies with respect to the Partnership or otherwise making proposals concerning the Partnership directly to other Unit holders. High River and Insignia have certain buy-sell rights with respect to the other's Units which may be exercised 18 months after the effective date of the Agreements and annually thereafter and at earlier or later dates under other circumstances specified in the Agreements, including the proposal of certain transactions otherwise protected by the Agreements. The party selling Units pursuant to the buy-sell transaction must sell or cause to be sold to the other party all Units beneficially owned by the first party and its affiliates.

   Litigation initiated by the Corporate General Partner concerning the High River Offer and litigation initiated by High River concerning the Affiliate Offer was dismissed with prejudice and mutual releases were exchanged. On June 20, High River issued a press release announcing that the expiration date of the High River Offer was extended until 12:00 midnight, New York City time on Monday, July 3, 1995.

   On July 20, 1995, the Partnership mailed a letter to limited partners of the Partnership who tendered limited partnership units to the Affiliated Purchaser in the recent tender offer. The letter notifies the limited partners that the Affiliated Purchaser has offered to increase the amount paid to such limited partners by an additional 45%.

   On September 27, 1995, the parties to the purported class action and derivative suit described above, filed a stipulation to settle the matter.
The principal terms of the stipulation requires supplemental payments to tendering limited partners aggregating approximately $6 million; waiver by the Corporate General Partner and five other Insignia affiliated general partners of any right to certain proceeds from a sale or refinancing of the Partnership's properties; some restrictions on Insignia's ability to vote the limited partner interest it acquired; payment of $1.25 million for plaintiffs' attorney fees and expenses in the litigation; and general releases of all the defendants. Court approval of the stipulation is required before it may be distributed to the class members for review. If a certain number of class members opt out, the settlement may be cancelled and no assurance can be given that this matter will be settled on the terms set forth above or otherwise.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

 a)    Exhibits:

       Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

 b)    Reports on Form 8-K filed in the third quarter ended September 30, 1995:
       Current report on Form 8-K dated July 20, 1995, as filed with the Securities and Exchange Commission on July 25, 1995.



                                     SIGNATURES



   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            SHELTER PROPERTIES I LIMITED PARTNERSHIP

                            By: Shelter Realty Corporation
                                Corporate General Partner



                            By:/s/ William H. Jarrard, Jr.
                               William H. Jarrard, Jr.
                               President and Director



                             By:/s/ Ronald Uretta
                                Ronald Uretta
                                Treasurer
                               (Principal Financial Officer
                                and Principal Accounting Officer)


                           Date:  November 9, 1995