Form 10KSB
period 1995-12-31
SHELTER PROPERTIES I LTD PARTNERSHIP
filed 1996-03-05
CIK 316220

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT
                            UNDER SECTION 13 OR 15(d)
                   (As last amended by 34-31905, eff. 4/26/93)

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]


                   For the fiscal year ended December 31, 1995

                                       or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the transition period.........to.........

                         Commission file number 0-10255

                 SHELTER PROPERTIES I LIMITED PARTNERSHIP
              (Name of small business issuer in its charter)

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

                    Issuer's telephone number (864) 239-1000

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                      Units of Limited Partnership Interest
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $4,604,515

State the aggregate market value of the voting partnership interests by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1995. $4,986,117


                       DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Prospectus of Registrant dated July 3, 1980 (included in Registration Statement, No.2-67384, of Registrant) are incorporated by reference into Parts I and III.



                                     PART I


Item 1.  Description of Business

      Shelter Properties I Limited Partnership (the "Registrant" or the "Partnership") is engaged in the business of acquiring, operating and holding real properties for investment. The Registrant acquired seven existing apartment properties during 1980 and subsequently sold one property in 1983 and two properties in 1984.

      Commencing July 3, 1980, the Registrant offered through E. F. Hutton & Company Inc. ("Hutton"), up to 14,900 Units of Limited Partnership Interest (the "Units") at $1,000 per Unit with a minimum purchase of 5 Units ($5,000). An additional 100 Units were purchased by the Corporate General Partner. Limited partners are not required to make any additional capital contributions.

      The Units were registered under the Securities Act of 1933 via Registration Statement No. 2-67384 (the "Registration Statement"). Reference is made to the Prospectus of Registrant dated July 3, 1980, (the "Prospectus") contained in the Registration Statement, which is incorporated herein by reference thereto.

      The offering terminated on September 10, 1980. Upon termination of the offering, the Registrant had accepted subscriptions for 15,000 Units, including 100 Units purchased by the Corporate General Partner, for an aggregate of $15,000,000. The Registrant invested approximately $11,000,000 of such proceeds in seven existing apartment properties and thereby completed its acquisition program in December 1980 at approximately the expenditure level estimated in the Prospectus. Funds not expended because they are held as reserves have been invested by the Registrant, in accordance with the policy described in the Prospectus, in U.S. Government securities or other highly liquid, short-term investments where there is appropriate safety of principal.

      In November 1983, the Partnership sold Yorktown Apartments in Lynchburg, Virginia. Also, in May 1984 and August 1984, the Partnership sold both Lamplighter Apartments in Sumter, South Carolina and Middle Plantation Apartments in Charlotte, North Carolina, respectively.

      A further description of the Partnership's business is included in Management's Discussion and Analysis or Plan of Operation included in Item 6 of this Form 10-KSB.

      The Registrant has no employees. Management and administrative services are performed by Shelter Realty Corporation, the Corporate General Partner and by Insignia Management Group, L.P., an affiliate of Insignia Financial Group, Inc. ("Insignia"), the ultimate parent company of the Corporate General Partner. Pursuant to a management agreement between them, Insignia provides property management services to the Registrant.

      The real estate business in which the Partnership is engaged is highly competitive, and the Partnership is not a significant factor in this industry. The Registrant's four investment properties are subject to competition from similar properties in the vicinity in which the properties are located. In addition, various limited partnerships have been formed by the General Partners and/or their affiliates to engage in business which may be competitive with the Registrant.


Item 2.     Description of Properties:

      The following table sets forth the Registrant's investments in properties:



                                  Date of
       Property                   Purchase     Type of Ownership             Use
 Quail Hollow Apartments          09/01/80  Fee ownership subject          Apartment
  West Columbia, South Carolina             to first mortgage              215 units

 Windsor Hills Apartments         09/01/80  Fee ownership subject          Apartment
  Blacksburg, Virginia                      to first and second mortgage   300 units

 Rome Georgian Apartments         09/15/80  Fee ownership subject to       Apartment
  Rome, Georgia                             first mortgage                 149 units

 Stone Mountain West Apartments   12/31/80  Fee ownership subject to       Apartment
  Stone Mountain, Georgia                   first mortgage                 142 units


Schedule of Properties:

                                     Gross
                                   Carrying    Accumulated                      Federal
 Property                            Value     Depreciation    Rate   Method   Tax Basis
 Quail Hollow Apartments         $ 5,147,570   $ 3,236,016     5-34    S/L    $1,327,976
 Windsor Hills Apartments          6,096,259     4,075,346     5-30    S/L     2,226,163
 Rome Georgian Apartments          3,235,871     2,094,872     5-35    S/L     2,190,323
 Stone Mountain West Apartments    4,528,546     2,915,381     5-37    S/L     2,136,801

       Totals                    $19,008,246   $12,321,615                    $7,881,263

      See Note A of the financial statements included in Item 7 for a description of the partnership's depreciation policy.


Schedule of Mortgages:

                           Principal                                      Principal
                          Balance At     Stated                            Balance
                          December 31,  Interest    Period     Maturity     Due At
 Property                     1995        Rate     Amortized     Date      Maturity
 Quail Hollow             $ 1,766,526    8.50%        (1)      04/05/04   $  148,632
 Windsor Hills:
  1st mortgage              4,504,605    7.60%        (2)      11/15/02    3,488,781
  2nd mortgage                148,969    7.60%       none      11/15/02      148,969
 Rome Georgian              2,036,812    9.36%        (3)      06/01/04    1,697,220
 Stone Mountain West        1,659,418    8.00%        (4)      05/01/06       19,477
                           10,116,330
 Less unamortized
 present value discounts     (757,289)

       Total              $ 9,359,041

(1)   The principal balance is being amortized over 322 months.
(2) The discount is being amortized over 257 months with a balloon payment due November 15, 2002.
(3) The principal balance is being amortized over 288 months with a balloon payment due June 1, 2004.
(4)   The principal balance is being amortized over 276 months.

      On May 11, 1994, the Partnership refinanced the mortgage encumbering Rome Georgian Apartments. The refinancing replaced indebtedness on Rome Georgian Apartments in the amount of $2,076,028 of which $2,068,843 was principal and $7,185 was interest. The refinanced debt carried a stated interest rate of 11.37% and had a maturity date of January 1, 2001. The new mortgage indebtedness of $2,074,000, which carries a stated interest rate of 9.36% is amortized over 24 years with a balloon payment due on June 1, 2004. Total capitalized loan costs incurred were $54,333 and are being amortized over the life of the loan. The early extinguishment of debt resulted in a loss of $56,227 arising from unamortized loan costs of $35,189 and prepayment penalties of $21,038.

         Average annual rental rate and occupancy for 1995 and 1994 for each property:

                          Average Annual            Average Annual
                           Rental Rates               Occupancy
 Property               1995          1994         1995     1994

 Quail Hollow          $5,913        $5,635         95%      94%
 Windsor Hills          4,984         4,992         97%      97%
 Rome Georgian          4,968         4,778         92%      90%
 Stone Mountain West    7,874         7,350         97%      96%

         As noted under Item 1. Description of Business, the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The Corporate General Partner believes that all of the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less. No residential tenant leases 10% or more of the available rental space.

         Real estate taxes and rates in 1995 for each property were:

                                      1995          1995

                                    Billings        Rate
        Quail Hollow                $70,529         2.68%
        Windsor Hills                75,356         8.90%
        Rome Georgian                38,779         6.93%
        Stone Mountain West          58,384         4.90%

Item 3.      Legal Proceedings

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

       As a result of the Affiliated Purchaser's acquisition of 26.7% of the outstanding Units, the Affiliated Purchaser, an affiliate of the Corporate General Partner and Insignia, may be in a position to significantly influence any vote of the Unit holders. The Partnership has paid Insignia Management Group, L.P. ("IMG"), an affiliate of the Corporate General Partner, property management fees equal to 5% of the Partnership's apartment revenues for property management services in each of the two years ended December 31, 1994 and 1995, pursuant to property management agreements. Property management fees paid to IMG amounted to $218,197 and $227,855, respectively, for the years ended December 31, 1994 and 1995. Insignia and its affiliates do not receive any fees from the Partnership for the asset management or partnership administration services they provide, although Insignia and its affiliates are reimbursed by the Partnership for the expenses they incur in connection with providing those services. The Partnership Agreement also provides for reimbursement to the Corporate General Partner and its affiliates for costs incurred in connection with administration of the Partnership's activities. Pursuant to these provisions and in addition to the property management fees referred to above, the Partnership paid the Corporate General Partner and its affiliates (including the reimbursements to Insignia and its affiliates in connection with asset management and partnership administration services) an aggregate of $55,885 and $63,412, respectively, for the years ended December 31, 1994 and 1995. In addition, at various times during the past two fiscal years an affiliate of Insignia has held preferred stock issued by an unaffiliated company that provides insurance brokerage services to the Partnership.

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


Item 4.  Submission of Matters to a Vote of Security Holders

       During the fiscal year ended December 31, 1995, no matter was submitted to a vote of Unit holders through the solicitation of proxies or otherwise.


                                    PART II


Item 5. Market for Partnership Equity and Related Partner Matters

       As of December 31, 1995 there was minimal trading of the Units in the secondary market establishing a high and low value of $165 and $125, respectively, per unit as quoted in the September 1995 Stanger Report. As disclosed in Item 3., Legal Proceedings, an affiliate of the Corporate General Partner purchased 3,999 units at a price of $315.00 per Unit. In addition, High River Limited purchased 1,695 units at $457.40 per Unit. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future. There are 739 holders of record owning an aggregate of 15,000 Units. Cash distributions of $150,000 were declared and paid in the year ended December 31, 1995. Also in 1995, a distribution, which was accrued at December 31, 1994, was paid on behalf of the partners to the State of South Carolina related to the 1994 taxable income on Quail Hollow. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. Distributions may also be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded an amount equal to $1,000 per apartment unit for the Windsor Hills property.


Item 6.  Management's Discussion and Analysis or Plan of Operation

       This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.


Results of Operations

       The Partnership's net income as shown in the financial statements for the year ended December 31, 1995, was $242,209 versus a net loss of $68,168 for the same period in 1994 (see Note D of the financial statements for a reconciliation of these amounts to the Partnership's federal taxable losses). The increase in net income is primarily attributable to an increase in rental income due to increased occupancy and periodic rental rate increases at the Partnership's investment properties. Also contributing to the increase in net income is a decrease in maintenance expense resulting from renovations at Rome Georgian which were performed in 1994 as required by the refinancing. In connection with this refinancing, the Partnership reported an extraordinary loss on extinguishment of debt of $56,277 in 1994 with no such loss in 1995. Offsetting the above is an increase in general and administrative expenses due to an increase in legal fees associated with the lawsuits disclosed in Item 3. Legal Proceedings and the expenses in connection with the tender offers.

       As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

       At December 31, 1995, the Partnership had unrestricted cash of $529,053 compared to $353,069 at December 31, 1994. Net cash provided by investing activities increased primarily as a result of increased net income as discussed above. Also contributing to the increase in net cash provided by operating activities was a decrease in escrows for taxes and insurance and an increase in accounts payable. Net cash used in investing activities increased as a result of cash invested in short-term investments in 1995 as compared to 1994. Net cash used in financing activities increased due to an increase in distributions paid in 1995 as compared to 1994.

       The Partnership has no material capital programs scheduled to be performed in 1996, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

       The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets as well as the future maturing mortgage obligations and related refinancing expenses. Such assets are currently thought to be sufficient for any near-term needs of the partnership. The mortgage indebtedness of $9,359,041, net of discount, is amortized over varying periods as previously disclosed in "Item 2. Description of Properties". In addition, the mortgage notes require final payments ranging from November 15, 2002, to May 1, 2006, at which time the individual properties will either be sold or refinanced. Cash distributions of $150,000 were declared and paid in the year ended December 31, 1995. Also in 1995, a distribution which was accrued at December 31, 1994, was paid on behalf of the partners to the State of South Carolina related to the taxable income on Quail Hollow. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves.

Item 7.  Financial Statements


SHELTER PROPERTIES I LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS




         Report of Independent Auditors

         Consolidated Balance Sheet - December 31, 1995

         Consolidated Statements of Operations - Years ended December 31, 1995 and 1994

         Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 1995 and 1994

         Consolidated Statements of Cash Flows - Years ended December 31, 1995 and 1994

         Notes to Consolidated Financial Statements



                Report of Ernst & Young LLP, Independent Auditors


The Partners
Shelter Properties I Limited Partnership


We have audited the accompanying consolidated balance sheet of Shelter Properties I Limited Partnership as of December 31, 1995, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties I Limited Partnership as of December 31, 1995, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
January 28, 1996


                    SHELTER PROPERTIES I LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET

                                December 31, 1995

 Assets
   Cash:
      Unrestricted                                                 $   529,053
      Restricted - tenant security deposits                            133,728
   Investments (Note B)                                                538,855
   Accounts receivable                                                  12,612
   Escrow for taxes and insurance                                       86,323
   Restricted escrows                                                  358,447
   Other assets                                                        155,571
   Investment properties (Notes C & F):

      Land                                         $  1,427,509
      Buildings and related personal property        17,580,737
                                                     19,008,246
      Less accumulated depreciation                 (12,321,615)     6,686,631

                                                                   $ 8,501,220


 Liabilities and Partners' Deficit
 Liabilities
   Accounts payable                                                $   141,416
   Tenant security deposits                                            131,886
   Other liabilities                                                   283,878
   Mortgage notes payable (Note C)                                   9,359,041

 Partners' Deficit
   General partners                                $    (53,520)
   Limited partners (15,000 units
      issued and outstanding)                        (1,361,481)    (1,415,001)

                                                                   $ 8,501,220

           See Accompanying Notes to Consolidated Financial Statements



                     SHELTER PROPERTIES I LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Years Ended December 31,
                                                        1995            1994
 Revenues:
    Rental income                                    $4,390,472    $4,219,791
    Other income                                        214,043       221,056
        Total revenues                                4,604,515     4,440,847

 Expenses:
    Operating                                         1,306,410     1,387,853
    General and administrative                          267,866       112,640
    Property management fees                            227,855       218,197
    Maintenance                                         612,385       712,632
    Depreciation                                        742,150       770,917
    Interest                                            960,193     1,005,645
    Property taxes                                      245,447       244,904
        Total expenses                                4,362,306     4,452,788

 Income (loss) before extraordinary item                242,209       (11,941)

 Extraordinary item-loss on early
    extinguishment of debt (Note C)                          --       (56,227)

 Net income (loss) (Note D)                          $  242,209    $  (68,168)

 Net income (loss) allocated to
    general partners (1%)                            $    2,422    $     (682)
 Net income (loss) allocated to
    limited partners (99%)                              239,787       (67,486)
                                                     $  242,209    $  (68,168)

 Per limited partnership unit:
    Income (loss) before
        extraordinary item                           $    15.99    $     (.79)
    Extraordinary item                                       --         (3.71)

 Net income (loss) per limited
    partnership unit                                 $    15.99    $    (4.50)


           See Accompanying Notes to Consolidated Financial Statements

                    SHELTER PROPERTIES I LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                     Limited
                                   Partnership    General       Limited
                                       Units      Partners      Partners         Total
 Original capital contributions      15,000       $  2,000    $15,000,000    $15,002,000

 Partners' deficit at
    December 31, 1993                    --       $(53,690)   $(1,378,354)   $(1,432,044)

 Distributions payable to
    partners                             --            (70)        (6,928)        (6,998)

 Net loss for the year ended
    December 31, 1994                    --           (682)       (67,486)       (68,168)

 Partners' deficit at
    December 31, 1994                15,000        (54,442)    (1,452,768)    (1,507,210)

 Distributions paid to
    partners                             --         (1,500)      (148,500)      (150,000)

 Net income for the year ended
    December 31, 1995                                2,422        239,787        242,209

 Partners' deficit at
    December 31, 1995                15,000       $(53,520)   $(1,361,481)   $(1,415,001)


           See Accompanying Notes to Consolidated Financial Statements


                    SHELTER PROPERTIES I LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Years Ended December 31,
                                                              1995             1994
 Cash flows from operating activities:
    Net income (loss)                                    $   242,209      $   (68,168)
    Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Depreciation                                          742,150          770,917
       Amortization of discounts and loan costs              120,291          118,118
       Extraordinary item-loss on early
        extinguishment of debt                                    --           56,227
       Change in accounts:
        Restricted cash                                       (8,422)         (11,871)
        Accounts receivable                                   (3,348)             794
        Escrows for taxes and insurance                       41,034          (20,351)
        Other assets                                             659           13,737
        Accounts payable                                      39,167          (22,904)
        Tenant security deposit liabilities                    7,381           11,070
        Accrued taxes                                             --          (77,361)
        Other liabilities                                    (14,144)         (12,711)

          Net cash provided by operating activities        1,166,977          757,497

 Cash flows from investing activities:
    Property improvements and replacements                  (306,802)        (295,316)
    Cash invested in short-term investments               (2,277,800)        (404,232)
    Cash received from matured investments                 2,143,177          513,478
    Deposits to restricted escrows                           (61,624)        (135,481)
    Receipts from restricted escrows                          31,869          112,879

          Net cash used in investing activities             (471,180)        (208,672)

 Cash flows from financing activities:
    Payments on mortgage notes payable                      (362,815)        (332,206)
    Repayment of mortgage notes payable                           --       (2,068,843)
    Proceeds from long-term borrowings                            --        2,074,000
    Loan costs                                                    --          (54,333)
    Debt extinguishment cost                                      --          (21,038)
    Distribution paid                                       (156,998)          (4,593)

          Net cash used in financing activities             (519,813)        (407,013)

 Net increase in cash                                        175,984          141,812

 Cash at beginning of year                                   353,069          211,257
 Cash at end of year                                     $   529,053      $   353,069
 Supplemental disclosure of cash flow information:
    Cash paid for interest                               $   843,449      $   891,123


           See Accompanying Notes to Consolidated Financial Statements

                    SHELTER PROPERTIES I LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note A - Organization and Significant Accounting Policies

Organization: Shelter Properties I Limited Partnership (the "Partnership ) was organized as a limited partnership under the laws of the State of South Carolina pursuant to a Certificate and Agreement of Limited Partnership filed April 7, 1980. The general partner responsible for management of the Partnership's business is Shelter Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). The only other general partner of the Partner-ship, N. Barton Tuck, Jr., is effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. The Corporate General Partner is an indirect subsidiary of Insignia Financial Group, Inc. ("Insignia"). The directors and officers of the Corporate General Partner also serve as executive officers of Insignia. The partnership agreement terminates December 31, 2019. The Partnership commenced operations on September 1, 1980, and completed its acquisition of apartment properties on December 31, 1980. The Partnership operates four apartment properties located in the South and Southeast.

Principles of Consolidation: The financial statements include all of the accounts of the Partnership and its 99.99% owned partnership. All significant interpartnership balances have been eliminated.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Cash Distributions: Cash distributions by the Partnership are allocated between general and limited partners in accordance with the provisions of the partnership agreement. The partnership agreement provides that net cash from operations means revenue received less operating expenses paid, adjusted for certain specified items which primarily include mortgage payments on debt, property improvements and replacements not previously reserved, and the effects of other adjustments to reserves. In the following notes to financial state-ments, whenever "net cash provided by operations" is used, it has the aforemen-tioned meaning. The following is a reconciliation of the subtotal in the accompanying statements of cash flows captioned "net cash provided by operating activities" to net cash from operations, as defined in the partnership agree-ment. However, "net cash from operations" should not be considered an alterna-tive to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.


                                                       1995            1994
 Net cash provided by operating activities         $1,166,977       $ 757,497
     Property improvements and replacements          (306,802)       (295,316)
     Payments on mortgage notes payable              (362,815)       (332,206)
     Changes in reserves for net operating
         liabilities                                  (62,327)        119,597
     Changes in restricted escrows, net               (29,755)        (22,602)
     Additional operating reserves                   (405,278)       (100,000)

         Net cash from operations                  $       --       $ 126,970

Note A - Organization and Significant Accounting Policies (continued)

The Corporate General Partner believes it to be in the best interest of the Partnership to reserve an additional $405,278 at December 31, 1995, to fund continuing capital improvements of its investment properties. Distributions made from reserves no longer considered necessary by the general partners are considered to be additional net cash from operations for allocation purposes. During the first quarter of 1995, cash distributions of $150,000 were declared and paid.

The partnership agreement provides that 99% of distributions of net cash from operations are allocated to the limited partners until they receive net cash from operations for such fiscal year equal to 7% of their adjusted capital values (as defined in the partnership agreement), at which point the general partners will be allocated all net cash from operations until they have received distributions equal to 10% of the aggregate net cash from operations distributed to partners for such fiscal year. Thereafter, the general partners will be allocated 10% of any distributions of remaining net cash from operations for such fiscal year.

All distributions of distributable net proceeds (as defined in the partnership agreement) from property dispositions and refinancings will be allocated to the limited partners until each limited partner has received an amount equal to a cumulative 7% per annum of the average of the limited partners' adjusted capital value, less any prior distributions of net cash from operations and distributable net proceeds, and has also received an amount equal to the limited partners' adjusted capital value. Thereafter, the general partners receive 1% of the selling prices of properties sold where they acted as a broker, and then the limited partners will be allocated 85% of any remaining distributions of distributable net proceeds and the general partners will receive 15%.

Undistributed Net Proceeds from Property Sales: At December 31, 1995, undistributed proceeds from property sales amounted to approximately $234,000, of which approximately $101,000 was payable to the general partners for related sales commissions when certain levels of return are received by the limited partners.

Undistributed Net Proceeds from Refinancing: At December 31, 1995, the Partnership had $306,000 of undistributed net proceeds from refinancings which occurred prior to 1993.

Distributions Payable: During 1995 and 1994, the Partnership reported taxable income related to Quail Hollow. The amount of withholding tax due for the partners is immaterial for 1995 and 1994, respectively. The 1994 tax of $6,998 was paid to the State of South Carolina during 1995 and the 1995 liability of $5,394 will be paid to the State of South Carolina during 1996.

Allocation of Profits, Gains and Losses: Profits, gains and losses of the Partnership are allocated between general and limited partners in accordance with the provisions of the partnership agreement.

For any fiscal year, to the extent that profits, not including gains from property dispositions, do not exceed distributions of net cash from operations, such profits are allocated in the same manner as such distributions. In any fiscal year in which profits, not including gains from property disposition, exceed distributions of net cash from operations, such excess is treated on a cumulative basis as if it constituted an equivalent amount of distributable net proceeds and is allocated together with, and in the same manner as, that portion of gain described in the second sentence of the following paragraph.


Note A - Organization and Significant Accounting Policies (continued)

Any gain from property dispositions attributable to the excess, if any, of the indebtedness relating to a property immediately prior to the disposition of such property over the Partnership's adjusted basis in the property shall be allocated to each partner having a negative capital account balance, to the extent of such negative balance. The balance of any gain shall be treated on a cumulative basis as if it constituted an equivalent amount of distributable net proceeds and shall be allocated to the general partners to the extent that general partners would have received distributable net proceeds in connection therewith; the balance shall be allocated to the limited partners. However, the interest of the general partners will be equal to at least 1% of each gain at all times during the existence of the Partnership.

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net losses as shown in the statements of operations and changes in partners' capital for 1995 and 1994 were allocated 99% to the limited partners and 1% to the general partners. Net income (loss) per limited partnership unit for each such year was computed as 99% of net income (loss) divided by 15,000 weighted average units outstanding.

Other Reserves: The general partners may designate a portion of cash generated from operations as other reserves in determining net cash used in operations. The general partners designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. Other reserves increased during 1995 and decreased during 1994 by $62,327 and $119,597, respectively. These amounts were determined by considering changes in the balances of restricted cash, accounts receivable, other assets, escrows for taxes and insurance, accounts payable, tenant security deposit liabilities, accrued taxes and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Restricted Escrows:

         Capital Replacement Reserves - In connection with the refinancing of Rome Georgian Apartments in 1994, $108,250 of the proceeds were designated as a Repair Escrow for the funding of immediately required capital improvements and repairs as noted in the loan documents. At December 31, 1995, there was no balance remaining in this account. In addition, the loan documents require that monthly deposits of $3,105 for the life of the loan are to be made to a Capital Replacement Reserve to be used for capital improvements and not for normal maintenance items as detailed in the agreements. At December 31, 1995, the balance remaining in this account was $50,715.

         Reserve Account - A general Reserve Account was established in 1992 with the refinancing proceeds for Windsor Hills. This fund was established to cover necessary repairs and replacements of existing improvements, debt service, out of pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from Windsor Hills to its reserve account until it equals $1,000 per apartment unit or $300,000 in total. The balance at December 31, 1995, is $303,549, which includes interest earned on these funds.

Note A - Organization and Significant Accounting Policies (continued)

Escrows for Taxes and Insurance: Currently, these funds are held by the Partnership for the partnership's properties with the exception of Stone Mountain West and Rome Georgian. These escrows are held by their respective lenders. All tax escrow funds are designated for the payment of real estate taxes. However, Rome Georgian also funds for insurance payments.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985 and 19 years for additions after May 8, 1985 and before January 1, 1987 and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 7 years.

Present Value Discounts: Periodically, the Partnership incurs debt at below market rates for similar debt. Present value discounts are recorded on the basis of prevailing market rates and are amortized on an interest method over the life of the related debt.

Loan Costs: Loan costs are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Cash:  The Partnership considers only unrestricted cash to be cash.
Certificates of deposit are considered to be investments. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Investments: Securities held-to-maturity and available-for-sale: The Corporate General Partner determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Partnership has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Interest on securities classified as held-to-maturity is included in investment income.

Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Presently, all of the Partnership's investments are classified as held-to-maturity. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

Note A - Organization and Significant Accounting Policies (continued)

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the Corporate General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to expense as incurred.

Restricted Cash--Tenant Security Deposits: The Partnership requires security deposits from all lessees for the duration of the lease and all such deposits are considered restricted cash. Deposits are refunded when the tenant vacates the apartment if there has been no damage to the unit.

Investment Properties: During the fourth quarter of 1995, the Partnership adopted FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. For the year ended December 31, 1995, no adjustments for impairment of value were recorded. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Reclassifications: Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.

Fair Value: In 1995, the Partnership implemented Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and investments approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership.

Note B - Investments

Investments, stated at cost, consist of the following at December 31, 1995:

                                  Interest      Face                 Maturity
                                    Rate       Amount       Cost       Date
 First Union
     Certificate of Deposit         5.25%     $150,656    $150,000   01/10/96

 First Union
     Certificate of Deposit         5.25%       75,328      75,000   01/10/96

 Ford Motor Credit Corporation
     Commercial Paper               5.60%      315,000     310,756   02/07/96

                                              $540,984     535,756
 Accrued Interest                                            3,099

                                                          $538,855

Note B - Investments (continued)

The Corporate General Partner has determined these investments should be classified as held-to-maturity. The Corporate General Partner believes the market value of the investments is approximately the same as the cost.


Note C - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:


                       Principal       Monthly                           Principal
                      Balance At       Payment     Stated                 Balance
                     December 31,     Including   Interest   Maturity     Due At
 Property                 1995         Payment      Rate       Date      Maturity
 Quail Hollow         $ 1,766,526      $ 23,845     8.50%    04/05/04   $  148,632

 Windsor Hills:
  1st mortgage          4,504,605        38,016     7.60     11/15/02    3,488,781
  2nd mortgage            148,969           943     7.60     11/15/02      148,969

 Rome Georgian          2,036,812        18,109     9.36     06/01/04    1,697,220

 Stone Mountain West    1,659,418        19,608     8.00     05/01/06       19,477

                       10,116,330      $100,521
 Less unamortized
     discounts           (757,289)

     Total            $ 9,359,041

The estimated fair values of the Partnership's aggregate debt is $10,283,000. This estimate is not necessarily indicative of the amounts the Partnership may pay in actual market transactions.

The Partnership exercised an interest rate buy-down option for the refinanced mortgage notes payable of Windsor Hills, reducing the stated rate from 8.76% to 7.6%. The fee for the interest rate reduction amounted to $345,617 and is being amortized as a loan discount on the interest method over the life of the loan. The discount fee is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.76%.

On May 11, 1994, the Partnership refinanced the mortgage encumbering Rome Georgian Apartments. The refinancing replaced indebtedness on Rome Georgian Apartments in the amount of $2,076,028 of which $2,068,843 was principal and $7,185 was interest. The refinanced debt carried a stated interest rate of 11.37% and had a maturity date of January 1, 2001. The new mortgage indebtedness of $2,074,000, which carries a stated interest rate of 9.36% is amortized over 24 years with a balloon payment due on June 1, 2004. Total capitalized loan costs incurred were $54,333 and are being amortized over the life of the loan. The early extinguishment of debt resulted in a loss of $56,227 arising from unamortized loan costs of $35,189 and prepayment penalties of $21,038.

Note C - Mortgage Notes Payable (continued)

The mortgage notes payable are nonrecourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. Also, all of the notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1995 are as follows:


                 1996          $   393,533
                 1997              426,862
                 1998              463,026
                 1999              502,264
                 2000              544,841
              Thereafter         7,785,804

                               $10,116,330


Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss:


                                                       1995            1994

 Net income (loss) as reported                      $ 242,209       $ (68,168)
 Add (deduct):
     Amortization of present value discounts           65,240          63,119
     Depreciation differences                          12,144          24,459
     Change in prepaid rental                          (3,076)        (14,823)
     Other                                             (8,172)        (11,743)
     Accrued legal                                     37,409              --

 Federal taxable income (loss)                      $ 345,754       $  (7,156)


 Federal taxable income (loss) per limited
     partnership unit                               $   22.82       $    (.47)


Note D - Income Taxes (continued)

The following is a reconciliation between the Partnership's reported amounts and federal tax basis of net assets and liabilities:



                   Net deficit as reported                   $(1,415,001)
                   Land and buildings                          1,891,449
                   Accumulated depreciation                     (696,817)
                   Syndication fees                            1,894,991
                   Other                                        (308,538)
                   Net assets - tax basis                    $ 1,366,084


Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Balances and other transactions with Insignia Financial Group, Inc. and affiliates in 1995 and 1994 are as follows:


                                                       1995            1994

     Property management fees                       $ 227,855       $ 218,197
     Reimbursement for services of affiliates          63,412          55,885
     Due to general partners                          100,797         100,797


The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Corporate General Partner. An affiliate of the Corporate General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Corporate General Partner, who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Corporate General Partner by virtue of the agent's obligations is not significant.

Note F - Apartment Properties and Accumulated Depreciation



                                                 Initial Cost

                                                  To Partnership
                                                                                                   Cost
                                                                             Buildings          Capitalized
                                                                            and Related          (Removed)
                                                                              Personal         Subsequent to
 Description                           Encumbrances           Land            Property          Acquisition
 Apartment Properties
 Quail Hollow Apartments
  West Columbia, South Carolina        $ 1,766,526         $  459,203       $ 3,753,664        $   934,703

 Windsor Hills Apartments
  Blacksburg, Virginia                   4,653,574            519,689          4,575,301         1,001,269

 Rome Georgian Apartments
  Rome, Georgia                          2,036,812            238,397          2,410,458           587,016

 Stone Mountain West Apartments
  Stone Mountain, Georgia                1,659,418            210,220          3,408,023           910,303

             Totals                    $10,116,330         $1,427,509        $14,147,446        $3,433,291


                                     Gross Amount At Which Carried
                                            At December 31, 1995

                                              Buildings
                                              And Related
                                              Personal                     Accumulated       Date of        Date     Depreciable
   Description                     Land        Property         Total     Depreciation     Construction   Acquired    Life-Years
Quail Hollow Apartments
 West Columbia, South Carolina $  459,203     $ 4,688,367   $ 5,147,570     $ 3,236,016       1973        09/01/80      5-34

Windsor Hill Apartments
 Blacksburg, Virginia             519,689       5,576,570     6,096,259       4,075,346       1973        09/01/80      5-30

Rome Georgian Apartments
 Rome, Georgia                    238,397       2,997,474     3,235,871       2,094,872     1967-1970     09/15/80      5-35

Stone Mountain West Apts.
 Stone Mountain, Georgia          210,220       4,318,326      4,528,546      2,915,381        1972       12/31/80      5-37

           Totals               $1,427,509    $17,580,737    $19,008,246    $12,321,615


Note F - Apartment Properties and Accumulated Depreciation (continued)

Reconciliation of  Real Estate and Accumulated Depreciation :

                                                    Years Ended December 31,
                                                      1995            1994
 Real Estate

 Balance at beginning of year                     $18,727,271     $18,503,775
     Property improvements                            306,802         295,316
     Disposal of property                             (25,827)        (71,820)

 Balance at End of Year                           $19,008,246     $18,727,271

 Accumulated Depreciation

 Balance at beginning of year                     $11,605,292     $10,901,396
     Additions charged to expense                     742,150         770,917
     Disposal of property                             (25,827)        (67,021)

 Balance at End of Year                           $12,321,615     $11,605,292

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1995 and 1994 is $20,899,697 and $20,592,894. The accumulated depreciation taken for Federal income tax purposes at December 31, 1995 and 1994 is $13,018,434 and $12,288,429.

Note G - Contingencies

The Corporate General Partner owns 100 Limited Partnership Units ("Units"). On or about April 26 and 27, 1995, six entities ("Affiliated Purchaser") affiliated with the Partnership commenced tender offers for limited partner interests in six limited partnerships, including the Partnership (collectively, the "Shelter Properties Partnerships"). On May 27, 1995, the Affiliated Purchaser acquired 3,999 units of the Partnership pursuant to the tender offer. On or about May 12, 1995, in the United States District Court for the District of South Carolina, certain limited partners of the Shelter Properties Partnerships commenced a lawsuit, on behalf of themselves, on behalf of a putative class of plaintiffs, and derivatively on behalf of the partnerships, challenging the actions taken by defendants (including Insignia, the acquiring entities and certain officers of Insignia) in the management of the Shelter Properties Partnerships and in connection with the tender offers and certain other matters.

The plaintiffs alleged that, among other things: (i) the defendants intentionally mismanaged the partnerships and acted contrary to the limited partners' best interests by prolonging the existence of the partnerships in order to perpetuate the revenues derived by Insignia and its affiliates from the partnerships, (ii) the defendants' actions reduced the demand for the partnerships' limited partner interests in the limited resale market by artificially depressing the trading prices for limited partners interests in order to create a favorable environment for the tender offers; (iii) through the tender offers, the acquiring entities sought to acquire effective voting control over the partnerships while paying highly inadequate prices; and (iv) the documents disseminated to the class in connection with the tender offers contained false and misleading statements and omissions of material facts concerning such issues as the advantages to limited partners of tendering pursuant to the tender offers, the true value of the interest, the true financial condition of the partnerships, the factors affecting the likelihood that properties owned by the partnerships will be sold or liquidated in the near future, the liquidity and true value of the limited partner interests, the reasons for the limited secondary market for limited partner interests, and the true nature of the market for the underlying real estate assets owned by the partnerships all in violation of the federal securities laws.

On September 27, 1995, the parties entered into a stipulation to settle the matter. The principal terms of the stipulation require supplemental payments to tendering limited partners aggregating approximately $6 million to be paid by Affiliated Purchaser; waiver by the Shelter Properties Partnership's general partners of any right to certain proceeds from a sale or refinancing of the partnerships' properties; some restrictions on Insignia's ability to vote the limited partner interests it acquired; payment of $1.25 million for plaintiffs' attorney fees and expenses in the litigation; and general releases of all the defendants. The Partnership has accrued approximately $37,000 as its allocated share of the $1.25 million. Provisional Court approval of the stipulation is required before it will be distributed to the class members for review. If a certain number of class members opt out, the settlement may be cancelled. No assurance can be given that this matter will be settled on the terms, set forth above or otherwise.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None


                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

    The Registrant has no officers or directors. The Individual and Corporate General Partners are as follows:

    Individual General Partner - N. Barton Tuck, Jr., age 56, is the Individual General Partner of the Registrant. Mr. Tuck is Chairman of GolfSouth Management, Inc. Until August 1990, he served as Chairman and Chief Executive Officer of U.S. Shelter Corporation ("Shelter"), the former parent of AmReal Corporation (parent of the Corporate General Partner of the Partnership). For six years prior to 1966, Mr. Tuck was employed in Greenville, South Carolina by the certified public accounting firm of S.D. Leidesdorf & Company. From 1966 to 1970, he was a registered representative with the investment banking firm of Harris Upham & Co., Inc. in Greenville, South Carolina. Since 1970, Mr. Tuck has been engaged in arranging equity investments for individuals and partnerships. Mr. Tuck is a graduate of the University of North Carolina. Mr. Tuck has delegated to the Corporate General Partner all of his authority, as a general partner of the Partnership, to manage and control the Partnership and its business and affairs.

    Corporate General Partner - The names and ages of, as well as the positions and offices held by, the executive officers and directors of Shelter Realty Corporation are set forth below. There are no family relationships between or among any officers or directors.

      Name                        Age              Position

William H. Jarrard, Jr.           49               President

Ronald Uretta                     39               Vice President and Treasurer

John K. Lines                     36               Vice President and Secretary

Kelley M. Buechler                38               Assistant Secretary


      Mr. Jarrard, who had previously served as Vice President, became President in August 1994. Also, in August 1994, Mr. Lines became Secretary and Mr. Uretta became Vice President and Treasurer.

      William H. Jarrard, Jr. has been Managing Director - Partnership Administration of Insignia since January 1991. Prior to joining Insignia in 1991 he served in similar capacities for U.S. Shelter.

      Ronald Uretta has been Insignia's Chief Financial Officer and Treasurer since January 1992. Since September 1990, Mr. Uretta has also served as the Chief Financial Officer and Controller of Metropolitan Asset Group, Ltd. From May 1988 until September 1990, Mr. Uretta was a self-employed financial consultant. From January 1978 until January 1988, Mr. Uretta was employed by Veltri Raynor & Company, independent certified public accountants.

      John K. Lines, Esq. has been Insignia's General Counsel since June 1994 and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with BANC ONE CORPORATION, Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was an Associate Attorney with Squire Sanders & Dempsey, Columbus, Ohio.

      Kelley M. Buechler is Assistant Secretary of Insignia. Prior to joining
Insignia, she served in similar capacities with U.S. Shelter.   Ms. Buechler is
a graduate of the University of North Carolina.


Item 10.  Executive Compensation

      Neither the Individual General Partner nor any of the directors and officers of the Corporate General Partner received any remuneration from the Registrant.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

      Except as noted below, no person was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1995.
                                          Number
 Entity                                  of Units           Percentage

 SP I Acquisition, LLC                     3,999               26.66%

 High River Limited Partnership            1,695               11.30%


    No director or officer of the Corporate General Partner owns any Units. The Corporate General Partner owns 100 Units as required by the terms of the partnership agreement.


Item 12.  Certain Relationships and Related Transactions

      The Individual General Partner and the Corporate General Partner received, collectively, $1,570 as their prorata share of the distributions made during the first quarter of 1995. No distributions were made during the remainder of the year ended December 31, 1995. For a description of the share of cash distributions from operations, if any, to which the general partners are entitled, reference is made to the material contained in the Prospectus under the heading "PROFITS AND LOSSES AND CASH DISTRIBUTIONS."

      The Registrant has a property management agreement with Insignia Management Group, L.P. pursuant to which Insignia Management Group, L.P. has assumed direct responsibility for day-to-day management of the Partnership's properties. This service includes the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, etc. Insignia Management Group, L.P. receives a property management fee equal to 5% of apartment revenues. During the fiscal year ended December 31, 1995, Insignia Management Group, L.P. received $227,855 in fees for property management.

      For a more detailed description of the management fee that Insignia Management Group, L.P. is entitled to receive, see the material contained in the Prospectus under the heading CONFLICTS OF INTEREST - Property Management Services.

      For a further description of payments made by the Registrant to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Registrant, see Note E of the financial statements included as part of this report.


Item 13.  Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      (b)   Reports on Form 8-K filed in the fourth quarter of fiscal year
            1995:

            None.




                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        SHELTER PROPERTIES I LIMITED PARTNERSHIP

                        By:    Shelter Realty Corporation
                               Corporate General Partner



                        By:    /s/William H. Jarrard, Jr.
                               William H. Jarrard, Jr.
                               President and Director

                        Date:  March 5, 1996


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/William H. Jarrard, Jr.               Date: March 5, 1996
William H. Jarrard, Jr.
President and Director


/s/Ronald Uretta                         Date: March 5, 1996
Ronald Uretta
Treasurer (Principal Financial Officer
and Principal Accounting Officer)




                                  EXHIBIT INDEX


Exhibit

3     See Exhibit 4(a)

4     (a)   Amended and Restated Certificate and Agreement of Limited
            Partnership [included as Exhibit A to the Prospectus of Registrant dated July 3, 1980 contained in Amendment No. 1 to Registration
            Statement No. 2-67384, of Registrant filed July 3, 1980 (the
            "Prospectus") and incorporated herein by reference].

      (b) Subscription Agreements and Signature Pages [Filed with Amendment No. 1 of Registration Statement No. 2-67384, of Registrant filed July 3, 1980 and incorporated herein by reference].

      (c) Wrap Around Mortgage Note and South Carolina Mortgage of Real Estate between Quail Hollow Company and Shelter Properties I to acquire Quail Hollow Apartments.*

      (d) Promissory Note and Deed of Trust and Security Agreement between Pacific Mutual Life Insurance Company and Shelter Properties I to refinance the debt on Windsor Hills Apartments.*

      (e) Multifamily Note and Multifamily Deed to secure Debt between Germania Federal Savings and Loan Association and Shelter Properties I to refinance the debt on Rome Georgian Apartments.*

      (f) Promissory Note and Deed to Secure Debt and Security Agreement between Citizens and Southern Financial Corporation and Stone Property Associates, Ltd. to acquire Stone Mountain Apartments.*

            *Filed as Exhibit 4(c), 4(d), 4(e) and 4(f), respectively, to Form 10-K of Registrant for year ended December 31, 1987 and incorporated herein by reference.

10(i) Contract related to acquisition or disposition of properties.

      (a) Purchase Agreement dated December 5, 1979, between Quail Hollow Associates Limited Partnership and U.S. Shelter Corporation to purchase Quail Hollow Apartments.**

      (b) Purchase Agreement dated December 5, 1979, between Windsor Associates and U. S. Shelter Corporation to purchase Windsor Hills Apartments.**

            **Filed as Exhibits 12(c) and 12(d), respectively, to Registration Statement No. 2-67384, of Registrant filed April 16, 1980 and incorporated herein by reference.

      (c) Purchase Agreement dated June 4, 1980 between Paul Lipman, Trustee and U.S. Shelter Corporation to purchase Rome Georgian Apartments.***

            ***Filed as Exhibit 12(d), to Amendment No. 1 to Registration Statement, No.2-67384, of Registrant filed July 3, 1980 and incorporated herein by reference.


      (d) Purchase Agreement dated December 17, 1980 between Stone Property Associates, Ltd. and Shelter Properties I to purchase Stone Mountain West Apartments. [Filed with Form 8-K of Registrant dated December 18, 1980 and incorporated herein by reference].

      (e) Agreement of Sale dated September 30, 1983 between Shelter Properties I and Case/Edwards Associates to sell Yorktown
            Apartments.   [Filed with Form 10-K of Registrant for year ended
            December 31, 1983 and incorporated herein by reference].

      (f) Contact of Sale dated December 29, 1983 between Shelter Properties I and Volco, Inc. to sell Lamplighter Apartments. [Filed with Form 10-K of Registrant for year ended December 31, 1984 and incorporated herein by reference].

      (g) Agreement of Sale dated May 31, 1984 between Shelter Properties I and BWIT Fifty-Fifth Street, Inc. to sell Middle Plantation Apartments. [Filed with Form 10-K of Registrant for year ended December 31, 1984 and incorporated herein by reference].

(ii) Form of Management Agreement with U.S. Shelter Corporation subsequently assigned to Shelter Management Group, L.P. (now known as Insignia Management, L.P.) [Filed with Amendment No. 1 of Registration Statement, No. 2-67384, of Registrant filed July 3, 1980 and incorporated herein by reference].

(iii) Contracts related to refinancing the debt:

      (a) Restated and Modified of First Deed of Trust and Security Agreement dated October 28, 1992 between Windsor Hills I, L.P. and Dewey B. Morris and Richard G. Joynt (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the Windsor Hill property.****

      (b) Second Deed of Trust and Security Agreement dated October 28, 1992 between Windsor Hills I, L.P. and Dewey B. Morris and Richard G. Joynt (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the Windsor Hills property.****

      (c) First Assignment of Leases and Rents dated October 28, 1992 between Windsor Hills I, L.P. and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the Windsor Hills property.****

      (d) Second Assignment of Leases and Rents dated October 28, 1992 between Windsor Hills I, L.P. and Dewey B. Morris and Richard G. Joynt (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the Windsor Hills property.****

      (e) Restated and Modified Deed of Trust Note dated October 28, 1992 between Windsor Hills I, L.P. and First Commonwealth Realty Credit Corporation relating to the Windsor Hills property.****

      (f) Second Deed of Trust Note dated October 28, 1992 between Windsor Hills I, L.P. and First Commonwealth Realty Credit Corporation relating to the Windsor Hills property.****

            ****Filed as Exhibit 10(iii)(a) through (f), respectively, to Form 10-KSB of Registrant for year ended December 31, 1992 and incorporated herein by reference.

      (g) Multifamily Note dated May 11, 1994 between Shelter Properties I Limited Partnership and Financial Federal Savings Bank relating to Rome Georgian Apartments. *****

      (h) Multifamily Deed to secure debt, assignments of rents and security agreement, dated May 11, 1994 between Shelter Properties I Limited Partnership and Financial Federal Savings Bank securing Rome Georgian Apartments. *****

            *****Filed as Exhibit 10(iii) (a) and (b), respectively, to Form 10QSB ofRegistrant for the quarter ended June 30, 1994 and incorporated herein by reference.

22          Subsidiaries of the Registrant.

27          Financial Data Schedule.

99    (a)   Prospectus of Registrant dated July 3, 1980 [included in
            Registration Statement No. 2-67384, of Registrant] and incorporated herein by reference.

      (b) Agreement of Limited Partnership for Windsor Hills I, L.P. between Shelter I G.P. Limited Partnership and Shelter I Limited Partnership dated October 13, 1992. [Filed as Exhibit 28(b) to Form 10-KSB of Registrant for year ended December 31, 1992 and incorporated herein by reference].