Form 10QSB
period 1996-03-31
SHELTER PROPERTIES I LTD PARTNERSHIP
filed 1996-05-01
CIK 316220

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


                  For the quarterly period ended March 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from.........to.........

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X  .  No      .



                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

a)                  SHELTER PROPERTIES I LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                 March 31, 1996

 Assets
    Cash and cash equivalents:
       Unrestricted                                            $ 1,223,639
       Restricted--tenant security deposits                        141,031
    Accounts receivable                                             13,638
    Escrow for taxes                                               130,571
    Restricted escrows                                             371,336
    Other assets                                                   163,445
    Investment properties:
      Land                                      $ 1,427,509
      Buildings and related personal property    17,620,646
                                                 19,048,155
      Less accumulated depreciation             (12,473,264)     6,574,891

                                                               $ 8,618,551


 Liabilities and Partners' Deficit
 Liabilities
    Accounts payable                                           $    58,747
    Tenant security deposits                                       138,203
    Accrued taxes                                                   65,263
    Other liabilities                                              282,761
    Mortgage notes payable                                       9,288,852

 Partners' Deficit
    General partners                            $   (51,523)
    Limited partners (15,000 units
       issued and outstanding)                   (1,163,752)    (1,215,275)

                                                               $ 8,618,551

           See Accompanying Notes to Consolidated Financial Statements

b)                  SHELTER PROPERTIES I LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Three Months Ended
                                                             March 31,
                                                        1996            1995
 Revenues:
     Rental income                                  $1,137,562      $1,092,028
     Other income                                       64,016          40,463
       Total revenues                                1,201,578       1,132,491

 Expenses:
     Operating                                         308,471         325,064
     General and administrative                         42,954          42,771
     Property management fees                           59,588          56,237
     Maintenance                                       132,033          93,575
     Depreciation                                      151,649         169,262
     Interest                                          236,500         243,502
     Property taxes                                     65,263          64,118
       Total expenses                                  996,458         994,529

     Net income                                     $  205,120      $  137,962


 Net income allocated to general partners (1%)      $    2,051      $    1,380
 Net income allocated to limited partners (99%)        203,069         136,582

                                                    $  205,120      $  137,962

 Net income per limited partnership unit            $    13.54      $     9.11


           See Accompanying Notes to Consolidated Financial Statements

c)                  SHELTER PROPERTIES I LIMITED PARTNERSHIP

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)



                                    Limited
                                  Partnership    General      Limited
                                     Units       Partners     Partners          Total

 Original capital contributions     15,000      $  2,000    $15,000,000     $15,002,000

 Partners' deficit at
    December 31, 1995               15,000      $(53,520)   $(1,361,481)    $(1,415,001)

 Distributions to partners              --           (54)        (5,340)         (5,394)

 Net income for the three
    months ended March 31, 1996         --         2,051        203,069         205,120

 Partners' deficit at
    March 31, 1996                  15,000      $(51,523)   $(1,163,752)    $(1,215,275)


       See Accompanying Notes to Consolidated Financial Statements


d)                  SHELTER PROPERTIES I LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Three Months Ended
                                                                   March 31,
                                                             1996           1995
 Cash flows from operating activities:
    Net income                                           $  205,120      $ 137,962
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                         151,649        169,262
       Amortization of discounts and loan costs              30,338         29,894
       Change in accounts:
        Restricted cash                                      (7,303)        (6,015)
        Accounts receivable                                  (1,026)        (4,187)
        Escrows for taxes and insurance                     (44,248)       (44,944)
        Other assets                                        (12,996)         4,998
        Accounts payable                                    (82,669)       (54,665)
        Tenant security deposit liabilities                   6,317          7,174
        Accrued taxes                                        65,263         64,118
        Other liabilities                                    (1,117)        12,402

            Net cash provided by operating activities       309,328        315,999

 Cash flows from investing activities:
    Property improvements and replacements                  (39,909)       (44,358)
    Deposits to restricted escrows                          (12,889)       (25,439)
    Receipts from restricted escrows                             --         26,869

            Net cash used in investing activities           (52,798)       (42,928)

 Cash flows from financing activities:
    Payments on mortgage notes payable                      (95,405)       (87,959)
    Distributions to partners                                (5,394)      (156,998)

            Net cash used in financing activities          (100,799)      (244,957)

 Net increase in cash                                       155,731         28,114

 Cash and cash equivalents at beginning of period         1,067,908        757,301
 Cash and cash equivalents at end of period              $1,223,639      $ 785,415

 Supplemental disclosure of cash flow information:
    Cash paid for interest                               $  206,161      $ 213,608


           See Accompanying Notes to Consolidated Financial Statements


e)                  SHELTER PROPERTIES I LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note A - Basis of Presentation

   The accompanying unaudited financial statements of Shelter Properties I Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1995.

   Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Cash and Cash Equivalents:

      Unrestricted - Unrestricted cash includes cash on hand and in banks and Certificates of Deposit with original maturities less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

      Restricted cash - tenant security deposits - The Partnership requires security deposits from lessees for the duration of the lease and such deposits are considered restricted cash. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.


Note B - Reconciliation of Cash Flows

   The following is a reconciliation of the subtotal on the accompanying statements of cash flows captioned "net cash provided by operating activities" to "net cash used in operations," as defined in the partnership agreement. However, "net cash used in operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                     Three Months Ended
                                                          March 31,
                                                    1996             1995

 Net cash provided by operating activities      $ 309,328         $ 315,999
    Payments on mortgage notes payable            (95,405)          (87,959)
    Property improvements and replacements        (39,909)          (44,358)
    Change in restricted escrows, net             (12,889)            1,430
    Changes in reserves for net operating
     liabilities                                   77,779            21,119

    Additional reserves                          (240,000)         (220,000)

         Net cash used in operations            $  (1,096)        $ (13,769)

   In 1996 and 1995, the Corporate General Partner believed it to be in the best interest of the Partnership to reserve an additional $240,000 and $220,000, respectively, to fund continuing capital improvements and maintenance items at the four properties. In addition to the capital improvements, the Corporate General Partner reserved additional amounts in 1996 for costs associated with the possible refinancing of certain of the debt encumbering the Partnership's investment properties.


Note C - Transactions with Affiliated Parties

   The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Balances and other transactions with Insignia Financial Group, Inc. ("Insignia") and certain of its affiliates in 1996 and 1995 are as follows:

                                                     Three Months Ended
                                                          March 31,
                                                   1996               1995

 Property management fees                        $ 59,588           $ 56,237
 Reimbursement for services of affiliates          21,601             15,978
 Due to general partners                          100,797            100,797

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


Note D - Contingencies

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

   The plaintiffs alleged that, among other things: (i) the defendants intentionally mismanaged the partnerships and acted contrary to the limited partners' best interests by prolonging the existence of the partnerships in order to perpetuate the revenues derived by Insignia (an affiliate of the Corporate General Partner) and its affiliates from the partnerships, (ii) the defendants' actions reduced the demand for the partnerships' limited partner interests in the limited resale market by artificially depressing the trading prices for limited partners interests in order to create a favorable environment for the tender offers; (iii) through the tender offers, the acquiring entities sought to acquire effective voting control over the partnerships while paying highly inadequate prices; and (iv) the documents disseminated to the class in connection with the tender offers contained false and misleading statements and omissions of material facts concerning such issues as the advantages to limited partners of tendering pursuant to the tender offers, the true value of the interest, the true financial condition of the partnerships, the factors affecting the likelihood that properties owned by the partnerships will be sold or liquidated in the near future, the liquidity and true value of the limited partner interests, the reasons for the limited secondary market for limited partner interests, and the true nature of the market for the underlying real estate assets owned by the partnerships all in violation of the federal securities laws.

   On September 27, 1995, the parties entered into a stipulation to settle the matter. The principal terms of the stipulation require supplemental payments to tendering limited partners aggregating approximately $6 million to be paid by Affiliated Purchaser, of which approximately $570,000 is Shelter Properties I's portion; waiver by the Shelter Properties Partnership's general partners of any right to certain proceeds from a sale or refinancing of the partnerships' properties; some restrictions on Insignia's ability to vote the limited partner interests it acquired; payment of $1.25 million (which amount is divided among the various partnerships and acquiring entities) for plaintiffs' attorney fees and expenses in the litigation; and general releases of all the defendants. On April 23, 1996, the court gave preliminary approval of the establishment of the class for the purposes of the settlement and of the settlement terms, and ordered that notice of the settlement be sent to the class. Notice has been sent. A final hearing has been scheduled for June 24, 1996. If a certain number of class members opt out, the settlement may be cancelled. Class members also have the right to object to the settlement, which could lead to alterations in the terms of settlement or even cancellation of the settlement. No assurance can be given that this matter will be settled on the terms, set forth above or otherwise.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Partnership's investment properties consists of four apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1996 and 1995:


                                                        Average
                                                       Occupancy

 Property                                           1996       1995
 Quail Hollow Apartments
   West Columbia, South Carolina                     97%         93%

 Windsor Hills Apartments
   Blacksburg, Virginia                              99%         99%

 Rome Georgian Apartments
   Rome, Georgia                                     89%         93%

 Stone Mountain West Apartments
   Stone Mountain, Georgia                           98%         99%


     The Corporate General Partner attributes the increase in occupancy at Quail Hollow Apartments to increased efficiencies with respect to the preparation of apartments for rent after move-outs and continued upgrading of the interior of the apartments. The Corporate General Partner attributes the decrease in occupancy at Rome Georgian Apartments to management's efforts to alleviate problems associated with a college student tenant base. Management has improved the appearance of the property and increased resident qualification standards in order to reduce fluctuations in occupancy, repairs, and delinquencies normally associated with college tenants. With these improvements, management foresees a steady increase in occupancy in the upcoming quarters.

     The Partnership's net income for the three months ended March 31, 1996, was $205,120 versus $137,962 for the corresponding period in 1995. The increase in net income is attributable to an increase in other income due to an increase in fees related to tenant turnover and rate increases for pet and application fees. Depreciation expense decreased as the original cost of the buildings were fully depreciated by the year ended December 31, 1995. Partially offsetting the increase in net income was an increase in maintenance expense due to increased interior and exterior improvements, landscaping, yards and grounds, and wallpaper expense incurred to maintain and improve curb appeal at all properties within the Partnership. Also contributing to the increase in maintenance expense was an increase in snow removal at Windsor Hills due to the harsh winter and the cost of resurfacing the tennis court at Quail Hollow.

     As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rent, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

      At March 31, 1996, the Partnership had unrestricted cash of $1,223,639 as compared to $785,415 at March 31, 1995. Net cash provided by operating activities remained relatively constant for the three months ended March 31, 1996, as compared to the same period in 1995. Net cash used in investing activities increased for the three months ended March 31, 1996, as compared to 1995 due to net receipts from restricted escrows. Net cash provided by restricted escrows decreased in 1996 due to reserves being used in the prior year to fund capital improvements. Net cash used in financing activities decreased in 1996 due to a decrease in distributions made to partners during the three months ended March 31, 1996.

      The Partnership has no material capital programs scheduled to be performed in 1996, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

      The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the partnership. The mortgage indebtedness of $9,288,852, net of discount, is amortized over varying periods. In addition, the mortgage notes require balloon payments ranging from November 15, 2002 to May 1, 2006, at which time the properties will either be refinanced or sold. The Corporate General Partner is currently assessing the feasibility of refinancing the mortgages encumbering Quail Hollow, Rome Georgian and Stone Mountain West. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. During the first three months of 1996, distributions in the amount of $5,394 were paid on behalf of the partners to the State of South Carolina related to the taxable income generated by Quail Hollow in 1995.
During the first three months of 1995 distributions in the amount of $150,000 were declared and paid in addition to the distribution paid on behalf of the partners to the State of South Carolina related to the taxable income on Quail Hollow. The Corporate General Partner intends to make another distribution during 1996.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

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

  The plaintiffs alleged that, among other things: (i) the defendants intentionally mismanaged the partnerships and acted contrary to the limited partners' best interests by prolonging the existence of the partnerships in order to perpetuate the revenues derived by Insignia (an affiliate of the Corporate General Partner) and its affiliates from the partnerships, (ii) the defendants' actions reduced the demand for the partnerships' limited partner interests in the limited resale market by artificially depressing the trading prices for limited partners interests in order to create a favorable environment for the tender offers; (iii) through the tender offers, the acquiring entities sought to acquire effective voting control over the partnerships while paying highly inadequate prices; and (iv) the documents disseminated to the class in connection with the tender offers contained false and misleading statements and omissions of material facts concerning such issues as the advantages to limited partners of tendering pursuant to the tender offers, the true value of the interest, the true financial condition of the partnerships, the factors affecting the likelihood that properties owned by the partnerships will be sold or liquidated in the near future, the liquidity and true value of the limited partner interests, the reasons for the limited secondary market for limited partner interests, and the true nature of the market for the underlying real estate assets owned by the partnerships all in violation of the federal securities laws.

  On September 27, 1995, the parties entered into a stipulation to settle the matter. The principal terms of the stipulation require supplemental payments to tendering limited partners aggregating approximately $6 million to be paid by Affiliated Purchaser, of which approximately $570,000 is Shelter Properties I's portion; waiver by the Shelter Properties Partnership's general partners of any right to certain proceeds from a sale or refinancing of the partnerships' properties; some restrictions on Insignia's ability to vote the limited partner interests it acquired; payment of $1.25 million (which amount is divided among the various partnerships and acquiring entities) for plaintiffs' attorney fees and expenses in the litigation; and general releases of all the defendants. On April 23, 1996, the court gave preliminary approval of the establishment of the class for the purposes of the settlement and of the settlement terms, and ordered that notice of the settlement be sent to the class. Notice has been sent. A final hearing has been scheduled for June 24, 1996. If a certain number of class members opt out, the settlement may be cancelled. Class members also have the right to object to the settlement, which could lead to alterations in the terms of settlement or even cancellation of the settlement. No assurance can be given that this matter will be settled on the terms, set forth above or otherwise.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits:

             Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

         b)  Reports on Form 8-K:

             None filed during the quarter ended March 31, 1996.


                                   SIGNATURES



  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SHELTER PROPERTIES I LIMITED PARTNERSHIP

                                   By: Shelter Realty I Corporation
                                       Corporate General Partner


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



                                   Date:  May 1, 1996