Form 10QSB
period 1996-06-30
SHELTER PROPERTIES I LTD PARTNERSHIP
filed 1996-07-30
CIK 316220

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


                  For the quarterly period ended June 30, 1996

                                       or

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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                  June 30, 1996

 Assets
    Cash and cash equivalents:
       Unrestricted                                              $ 1,349,715
       Restricted--tenant security deposits                          128,878
    Accounts receivable                                               15,381
    Escrow for taxes                                                 106,836
    Restricted escrows                                               383,724
    Other assets                                                     201,219
    Investment properties:
       Land                                      $  1,427,509
       Buildings and related personal property     17,698,002
                                                   19,125,511
       Less accumulated depreciation              (12,628,781)     6,496,730

                                                                 $ 8,682,483
 Liabilities and Partners' Deficit
 Liabilities
    Accounts payable                                             $    66,534
    Tenant security deposits                                         126,926
    Accrued taxes                                                     88,039
    Other liabilities                                                291,489
    Mortgage notes payable                                         9,216,791

 Partners' Deficit
    General partners                             $    (50,443)
    Limited partners (15,000 units
       issued and outstanding)                     (1,056,853)    (1,107,296)

                                                                 $ 8,682,483

           See Accompanying Notes to Consolidated Financial Statements

b)                  SHELTER PROPERTIES I LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                      Three Months Ended             Six Months Ended
                                            June 30,                      June 30,
                                      1996          1995            1996           1995
 Revenues:
    Rental income                $1,101,204     $1,066,924      $2,238,766     $2,158,952
    Other income                     62,913         59,756         126,929        100,219
       Total revenues             1,164,117      1,126,680       2,365,695      2,259,171
 Expenses:
    Operating                       389,097        386,394         757,156        767,695
    General and administrative       36,698        116,738          79,652        159,509
    Maintenance                     179,322        138,951         311,355        232,526
    Depreciation                    155,517        192,858         307,166        362,120
    Interest                        234,627        240,752         471,127        484,254
    Property taxes                   60,877         62,592         126,140        126,710
       Total expenses             1,056,138      1,138,285       2,052,596      2,132,814

    Net income (loss)            $  107,979     $  (11,605)     $  313,099     $  126,357

 Net income (loss) allocated
    to general partners (1%)     $    1,080     $     (116)     $    3,131     $    1,264
 Net income (loss) allocated
    to limited partners (99%)       106,899        (11,489)        309,968        125,093

                                 $  107,979     $  (11,605)     $  313,099     $  126,357
 Net income (loss) per
    limited partnership unit     $     7.12     $     (.77)     $    20.66     $     8.34

           See Accompanying Notes to Consolidated Financial Statements


c)                  SHELTER PROPERTIES I LIMITED PARTNERSHIP

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)


                                    Limited
                                  Partnership    General      Limited
                                     Units       Partners     Partners          Total
 Original capital contributions      15,000     $  2,000    $15,000,000     $15,002,000

 Partners' deficit
    at December 31, 1995             15,000     $(53,520)   $(1,361,481)    $(1,415,001)

 Distributions to partners                           (54)        (5,340)         (5,394)

 Net income for the six
    months ended June 30, 1996                     3,131        309,968         313,099

 Partners' deficit at

    June 30, 1996                    15,000     $(50,443)   $(1,056,853)    $(1,107,296)

           See Accompanying Notes to Consolidated Financial Statements

d)                  SHELTER PROPERTIES I LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Six Months Ended
                                                                    June 30,
                                                                1996          1995
 Cash flows from operating activities:
    Net income                                              $  313,099     $ 126,357
    Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation                                             307,166       362,120
      Amortization of discounts and loan costs                  60,765        59,915
      Change in accounts:
        Restricted cash                                          4,850        (6,279)
        Accounts receivable                                     (2,769)       (8,806)
        Escrows for taxes                                      (20,513)      (28,998)
        Other assets                                           (11,093)       (8,347)
        Accounts payable                                       (74,882)       32,010
        Tenant security deposit liabilities                     (4,960)        9,151
        Accrued taxes                                           88,039        89,032
        Other liabilities                                        7,611         6,081

            Net cash provided by operating activities          667,313       632,236

 Cash flows from investing activities:
    Property improvements and replacements                    (117,265)      (92,227)
    Deposits to restricted escrows                             (25,277)      (37,342)
    Receipts from restricted escrows                                --        26,869

            Net cash used in investing activities             (142,542)     (102,700)

 Cash flows from financing activities:
    Payments on mortgage notes payable                        (192,770)     (177,722)
    Distributions to partners                                   (5,394)     (156,998)
    Loan costs                                                 (44,800)           --

            Net cash used in financing activities             (242,964)     (334,720)

 Net increase in cash                                          281,807       194,816

 Cash and cash equivalents at beginning of period            1,067,908       757,301
 Cash and cash equivalents at end of period                 $1,349,715     $ 952,117

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                  $  410,363     $ 425,408

           See Accompanying Notes to Consolidated Financial Statements


e)                  SHELTER PROPERTIES I LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties I Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1995.

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



                                                      Six Months Ended
                                                          June 30,
                                                    1996             1995

 Net cash provided by operating activities      $ 667,313         $ 632,236
    Payments on mortgage notes payable           (192,770)         (177,722)
    Property improvements and replacements       (117,265)          (92,227)
    Change in restricted escrows, net             (25,277)          (10,473)
    Changes in reserves for net operating
     liabilities                                   58,517           (83,844)
    Additional reserves                          (391,000)         (270,000)

         Net cash used in operations            $    (482)        $  (2,030)

In 1996 and 1995, the Corporate General Partner believed it to be in the best interest of the Partnership to reserve an additional $391,000 and $270,000, respectively, to fund continuing capital improvements and maintenance items at the four properties. In addition to the capital improvements, the Corporate General Partner reserved additional amounts in 1996 for costs associated with the possible refinancing of certain of the debt encumbering the Partnership's investment properties.


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

                                                      Six Months Ended
                                                          June 30,
                                                   1996               1995

 Property management fees                        $118,519           $112,043
 Reimbursement for services of affiliates          41,136             32,853
 Due to general partners                          100,797            100,797


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

The plaintiffs alleged that, among other things: (i) the defendants intentionally mismanaged the partnerships and acted contrary to the limited partners' best interests by prolonging the existence of the partnerships in order to perpetuate the revenues derived by Insignia (an affiliate of the Corporate General Partner) and its affiliates from the partnerships, (ii) the defendants' actions reduced the demand for the partnerships' limited partner interests in the limited resale market by artificially depressing the trading prices for limited partners interests in order to create a favorable environment for the tender offers; (iii) through the tender offers, the acquiring entities sought to acquire effective voting control over the partnerships while paying highly inadequate prices; and (iv) the documents disseminated to the class in connection with the tender offers contained false and misleading statements and omissions of material facts concerning such issues as the advantages to limited partners of tendering pursuant to the tender offers, the true value of the interest, the true financial condition of the partnerships, the factors affecting the likelihood that properties owned by the partnerships will be sold or liquidated in the near future, the liquidity and true value of the limited partner interests, the reasons for the limited secondary market for limited partner interests, and the true nature of the market for the underlying real estate assets owned by the Shelter Properties Partnerships all in violation of the federal securities laws.

On September 27, 1995, the parties entered into a stipulation to settle the matter. The principal terms of the stipulation require supplemental payments to tendering limited partners aggregating approximately $6 million to be paid by the Affiliated Purchaser, of which approximately $570,000 is Shelter Properties I's portion; waiver by the Shelter Properties Partnerships' general partners of any right to certain proceeds from a sale or refinancing of the partnerships' properties; some restrictions on Insignia's ability to vote the limited partner interests it acquired; payment of $1.25 million (which amount is divided among the various partnerships and acquiring entities) for plaintiffs' attorney fees and expenses in the litigation; and general releases of all the defendants.

On June 24, 1996, after notice to the class and a hearing on the fairness and adequacy of notice and the terms of settlement, the court orally approved the settlement. Plaintiffs' counsel has not yet submitted a formal written order for approval. If no appeal is taken within thirty days after the court enters that formal order, the settlement will become effective. No class member appeared at the hearing to oppose the settlement and thus it appears that an appeal is unlikely. While approximately 60 unit holders opted out of the settlement, no more than 1% of the unit holders in any one of the Shelter Properties Partnerships opted out.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consists of four apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1996 and 1995:


                                                        Average
                                                       Occupancy
 Property                                           1996       1995

 Quail Hollow Apartments
   West Columbia, South Carolina                     97%         93%

 Windsor Hills Apartments
   Blacksburg, Virginia                              95%         97%

 Rome Georgian Apartments
   Rome, Georgia                                     85%         91%

 Stone Mountain West Apartments
   Stone Mountain, Georgia                           97%         97%


The Corporate General Partner attributes the increase in occupancy at Quail Hollow Apartments to the increase in efficiencies with respect to the preparation of apartments for rent after move-outs and the continued upgrading of the interiors of the apartments. The Corporate General Partner attributes the decrease in occupancy at Rome Georgian Apartments to management's efforts to reposition the tenant base. Management is improving the appearance of the property and increasing resident qualification standards in order to reduce fluctuations in occupancy, repairs, and delinquencies normally associated with college tenants. With these improvements, management expects a steady increase in occupancy in future quarters.

The Partnership's net income for the six months ended June 30, 1996, was $313,099 with the second quarter having income of $107,979. The Partnership reported net income of $126,357 and a loss of $11,605 for the corresponding periods in 1995. The increase in net income is attributable to an increase in other income and a decrease in general and administrative expense and depreciation expense for the three and six months ended June 30, 1996. Other income increased due to an increase in fees related to tenant turnover and rate increases for pet and application fees. Depreciation expense decreased as the original cost of the buildings became fully depreciated during the year ended December 31, 1995. In addition, general and administrative expense decreased due to the reduced legal fees and professional fees. Partially offsetting the increase in net income was an increase in maintenance expense due to increased interior and exterior improvements, landscaping, yards and grounds repair, and wallpaper expense incurred to maintain and improve the appeal of all properties within the Partnership. Also contributing to the increase in maintenance expense was the cost of resurfacing the tennis court at Quail Hollow and an increase in snow removal at Windsor Hills due to the harsh winter.

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

At June 30, 1996, the Partnership had unrestricted cash of $1,349,715 as compared to $952,117 at June 30, 1995. Net cash provided by operating activities remained relatively constant for the six months ended June 30, 1996, as compared to the same period in 1995. Net cash used in investing activities increased for the six months ended June 30, 1996, as compared to the same period in 1995 due to a reduction of net deposits to restricted escrows and an increase in property improvements. Net cash used by restricted escrows decreased in 1996 due to reserves being used in the prior year to fund capital improvements. Net cash used in financing activities decreased in 1996 due to a decrease in distributions made to partners during the six months ended June 30, 1996. Offsetting this decrease was an increase in costs incurred as a result of the possible refinancing of certain of the debt encumbering the Partnership's investment properties.

The Partnership has no material capital programs scheduled to be performed in 1996, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the partnership. The mortgage indebtedness of $9,216,791, net of discount, is amortized over varying periods. In addition, the mortgage notes require balloon payments ranging from November 15, 2002 to May 1, 2006, at which time the properties will either be refinanced or sold. The Corporate General Partner is currently assessing the feasibility of refinancing the mortgages encumbering Quail Hollow, Rome Georgian and Stone Mountain West. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. During the six months ended June 30, 1996, distributions in the amount of $5,394 were paid on behalf of the partners to the State of South Carolina related to the taxable income generated by Quail Hollow in 1995.
During the first three months of 1995 distributions in the amount of $150,000 were declared and paid in addition to the distribution paid on behalf of the partners to the State of South Carolina related to the taxable income on Quail Hollow.


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

The plaintiffs alleged that, among other things: (i) the defendants intentionally mismanaged the partnerships and acted contrary to the limited partners' best interests by prolonging the existence of the partnerships in order to perpetuate the revenues derived by Insignia (an affiliate of the Corporate General Partner) and its affiliates from the partnerships, (ii) the defendants' actions reduced the demand for the partnerships' limited partner interests in the limited resale market by artificially depressing the trading prices for limited partners interests in order to create a favorable environment for the tender offers; (iii) through the tender offers, the acquiring entities sought to acquire effective voting control over the partnerships while paying highly inadequate prices; and (iv) the documents disseminated to the class in connection with the tender offers contained false and misleading statements and omissions of material facts concerning such issues as the advantages to limited partners of tendering pursuant to the tender offers, the true value of the interest, the true financial condition of the partnerships, the factors affecting the likelihood that properties owned by the partnerships will be sold or liquidated in the near future, the liquidity and true value of the limited partner interests, the reasons for the limited secondary market for limited partner interests, and the true nature of the market for the underlying real estate assets owned by the Shelter Properties Partnerships, all in violation of the federal securities laws.

On September 27, 1995, the parties entered into a stipulation to settle the matter. The principal terms of the stipulation require supplemental payments to tendering limited partners aggregating approximately $6 million to be paid by the Affiliated Purchaser, of which approximately $570,000 is Shelter Properties I's portion; waiver by the Shelter Properties Partnerships' general partners of any right to certain proceeds from a sale or refinancing of the partnerships' properties; some restrictions on Insignia's ability to vote the limited partner interests it acquired; payment of $1.25 million (which amount is divided among the various partnerships and acquiring entities) for plaintiffs' attorney fees and expenses in the litigation; and general releases of all the defendants.

On June 24, 1996, after notice to the class and a hearing on the fairness and adequacy of notice and the terms of settlement, the court orally approved the settlement. Plaintiffs' counsel has not yet submitted a formal written order for approval. If no appeal is taken within thirty days after the court enters that formal order, the settlement will become effective. No class member appeared at the hearing to oppose the settlement and thus it appears that an appeal is unlikely. While approximately 60 unit holders opted out of the settlement, no more than 1% of the unit holders in any one of the Shelter Properties Partnerships opted out.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits:

             Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

         b)  Reports on Form 8-K:

             None filed during the quarter ended June 30, 1996.


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



                                   Date: July 30, 1996