Form 10QSB
period 1996-09-30
SHELTER PROPERTIES I LTD PARTNERSHIP
filed 1996-10-30
CIK 316220

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


               For the quarterly period ended September 30, 1996

                                       or

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

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                               September 30, 1996




Assets
  Cash and cash equivalents:
     Unrestricted                                               $ 1,362,338
     Restricted--tenant security deposits                           134,346
  Accounts receivable                                                11,246
  Escrow for taxes                                                  158,145
  Restricted escrows                                                396,796
  Other assets                                                      208,601
  Investment properties:
     Land                                       $  1,427,509
     Buildings and related personal property      17,781,005
                                                  19,208,514
     Less accumulated depreciation               (12,788,289)     6,420,225

                                                                $ 8,691,697

Liabilities and Partners' Deficit
  Accounts payable                                              $       962
  Tenant security deposits                                          135,420
  Accrued taxes                                                     118,241
  Other liabilities                                                 282,169
  Mortgage notes payable                                          9,142,806

Partners' Deficit
  General partners                              $    (49,249)
  Limited partners (15,000 units
     issued and outstanding)                        (938,652)      (987,901)

                                                                $ 8,691,697

          See Accompanying Notes to Consolidated Financial Statements

b)                        SHELTER PROPERTIES I LIMITED PARTNERSHIP

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)


                                    Three Months Ended       Nine Months Ended
                                        September 30,           September 30,
                                    1996        1995        1996        1995
Revenues:
  Rental income                 $1,127,901  $1,081,323  $3,366,667  $3,240,275
  Other income                      70,418      59,633     197,347     159,852
     Total revenues              1,198,319   1,140,956   3,564,014   3,400,127
Expenses:
  Operating                        401,859     364,205   1,159,015   1,131,900
  General and administrative        32,855      88,170     112,507     247,679
  Maintenance                      199,459     186,164     510,814     418,690
  Depreciation                     159,507     188,284     466,673     550,404
  Interest                         232,703     240,096     703,830     724,350
  Property taxes                    52,541      59,077     178,681     185,787
     Total expenses              1,078,924   1,125,996   3,131,520   3,258,810

  Net income                    $  119,395  $   14,960  $  432,494  $  141,317

Net income allocated
  to general partners (1%)      $    1,194  $      149  $    4,325  $    1,413
Net income allocated
  to limited partners (99%)        118,201      14,811     428,169     139,904

                                $  119,395  $   14,960  $  432,494  $  141,317
Net income per
  limited partnership unit      $     7.88  $      .99  $    28.54  $     9.33

              See Accompanying Notes to Consolidated Financial Statements

c)                       SHELTER PROPERTIES I LIMITED PARTNERSHIP

                 CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                      (Unaudited)

                                   Limited
                                 Partnership   General     Limited
                                    Units      Partners    Partners         Total
Original capital contributions      15,000   $  2,000    $15,000,000    $15,002,000

Partners' deficit
  at December 31, 1995              15,000   $(53,520)   $(1,361,481)   $(1,415,001)

Distributions to partners                         (54)        (5,340)        (5,394)

Net income for the nine months
  ended September 30, 1996                      4,325        428,169        432,494

Partners' deficit at
  September 30, 1996                15,000   $(49,249)   $ (938,652)    $  (987,901)

              See Accompanying Notes to Consolidated Financial Statements

d)                      SHELTER PROPERTIES I LIMITED PARTNERSHIP

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                               Nine Months Ended
                                                                  September 30,
                                                               1996           1995
Cash flows from operating activities:
  Net income                                               $  432,494      $ 141,317
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                              466,673        550,404
    Amortization of discounts and loan costs                   91,263         90,049
    Change in accounts:
     Restricted cash                                             (618)        (5,053)
     Accounts receivable                                        1,366            984
     Escrows for taxes                                        (71,822)       (69,468)
     Other assets                                              (5,964)        (3,844)
     Accounts payable                                        (140,454)       (13,931)
     Tenant security deposit liabilities                        3,535          6,890
     Accrued taxes                                            118,241        123,370
     Other liabilities                                         (1,710)        (6,569)

      Net cash provided by operating activities               893,004        814,149

Cash flows from investing activities:
  Property improvements and replacements                     (200,267)      (211,821)
  Deposits to restricted escrows                              (38,349)       (49,276)
  Receipts from restricted escrows                                 --         31,869

      Net cash used in investing activities                  (238,616)      (229,228)

Cash flows from financing activities:
  Payments on mortgage notes payable                         (292,131)      (269,328)
  Distributions to partners                                    (5,394)      (156,998)
  Loan costs                                                  (62,433)            --

      Net cash used in financing activities                  (359,958)      (426,326)

Net increase in cash                                          294,430        158,595

Cash and cash equivalents at beginning of period            1,067,908        757,301
Cash and cash equivalents at end of period                 $1,362,338      $ 915,896

Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $  612,567      $ 635,369

           See Accompanying Notes to Consolidated Financial Statements


e)                   SHELTER PROPERTIES I LIMITED PARTNERSHIP

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Shelter Properties I Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty I Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1995.

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

                                                    Nine Months Ended
                                                       September 30,
                                                   1996             1995

Net cash provided by operating activities       $ 893,004        $ 814,149
  Payments on mortgage notes payable             (292,131)        (269,328)
  Property improvements and replacements         (200,267)        (211,821)
  Change in restricted escrows, net               (38,349)         (17,407)
  Changes in reserves for net operating
   liabilities                                     97,426          (32,379)
  Additional reserves                            (460,000)        (285,000)

      Net cash used in operations               $    (317)       $  (1,786)


In 1996 and 1995, the Corporate General Partner believed it to be in the best interest of the Partnership to reserve an additional $460,000 and $285,000, respectively, to fund continuing capital improvements and maintenance items at the four properties. In addition to the capital improvements, the Corporate General Partner reserved additional amounts in 1996 for costs associated with the possible refinancing of certain of the debt encumbering the Partnership's investment properties.


NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and the reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Property management fees paid to affiliates of Insignia Financial Group, Inc., during the nine months ended September 30, 1996 and 1995, are included in operating expenses on the consolidated statements of operations and are reflected in the following table. The Corporate General Partner and its affiliates received reimbursements and fees as reflected in the following table:

                                                      Nine Months Ended
                                                         September 30,
                                                     1996             1995

Property management fees                          $175,676          $168,367
Reimbursement for services of affiliates            65,016            47,758
Due to general partners                            100,797           100,797

Included in "reimbursements for services of affiliates" for 1996 is $2,930 in reimbursements for construction oversight costs.

The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Corporate General Partner. An affiliate of the Corporate General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Corporate General Partner who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Corporate General Partner by virtue of the agent's obligations is not significant.


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

On June 24, 1996, after notice to the class and a hearing on the fairness and adequacy of notice and the terms of settlement, the court orally approved the settlement. The court signed the formal order on July 30, 1996. No appeal was filed within thirty days after the court entered the formal order and the settlement became effective on August 30, 1996. The Affiliated Purchaser made the payments to investors in accordance with the settlement in early September 1996.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consists of four apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1996 and 1995:


                                                         Average
                                                        Occupancy
Property                                               1996    1995

Quail Hollow Apartments
 West Columbia, South Carolina                          96%    94%

Windsor Hills Apartments
 Blacksburg, Virginia                                   94%    96%

Rome Georgian Apartments (Heritage Pointe)
 Rome, Georgia                                          87%    91%

Stone Mountain West Apartments
 Stone Mountain, Georgia                                95%    97%


The Corporate General Partner attributes the decrease in occupancy at Heritage Pointe Apartments to management's efforts to reposition the tenant base.

Management is improving the appearance of the property and increasing resident qualification standards in order to reduce fluctuations in occupancy, repairs, and delinquencies normally associated with college tenants. Management also renamed the property from Rome Georgian Apartments to Heritage Pointe as a part of the marketing campaign. With these improvements, management expects a steady increase in occupancy in future quarters.

The Partnership's net income for the nine months ended September 30, 1996, was $432,494 with the third quarter having income of $119,395. The Partnership reported net income of $141,317 and net income of $14,960 for the corresponding periods in 1995. The increase in net income is attributable to an increase in rental and other income, a decrease in general and administrative expense, depreciation expense, and property tax expense for the three and nine months ended September 30, 1996. Rental income increased as a result of rate increases at all of the Partnership's investment properties. Other income increased due to an increase in fees related to tenant turnover, rate increases for pet and application fees and an increase in interest income. The increase in interest income was due to an increase in interest rates and cash reserves. General and administrative expense decreased in 1996 due to the decrease in legal and professional fees associated with the 1995 tender offers. Depreciation expense decreased as a portion of the original cost of the buildings became fully depreciated during the year ended December 31, 1995. Property tax expense decreased due to a reduction in the assessment values for Heritage Pointe and Stone Mountain West.

Partially offsetting the increase in net income was an increase in maintenance expense and operating expense. Maintenance expense increased due to increased interior and exterior improvements, landscaping, yards and grounds repair, parking lot repair, and wallpaper expense incurred to maintain and improve the appeal of all properties within the Partnership. Also contributing to the increase in maintenance expense was the cost of resurfacing the tennis court at Quail Hollow and an increase in snow removal at Windsor Hills due to the harsh winter. For the three months ended September 30, 1996, operating expense increased primarily due to the increase in management fees resulting from increased revenues. Advertising costs, which are included in operating expense, increased at Heritage Pointe in response to low occupancy percentages and at Stone Mountain due to special promotions and tenant concessions as a result of the negative impact the Atlanta Summer Olympic Games had at the pyroperty.

As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

At September 30, 1996, the Partnership had unrestricted cash of $1,362,338 as compared to $915,896 at September 30, 1995. Net cash provided by operating activities increased for the nine months ended September 30, 1996, as a result of the increase in net income discussed above. This increase was offset by a decrease in accounts payable due to the timing of payments to vendors. Net cash used in investing activities increased for the nine months ended September 30, 1996, as compared to the same period in 1995 due to an increase in net deposits to restricted escrows. Net deposits to restricted escrows increased in 1996 due to reserves being used in the prior year to fund capital improvements. Net cash used in financing activities decreased in 1996 due to a decrease in distributions made to partners during the nine months ended September 30, 1996. Offsetting this decrease was an increase in costs incurred as a result of the possible refinancing of certain of the debt encumbering the Partnership's investment properties.

The Partnership has no material capital programs scheduled to be performed in 1996, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the partnership. The mortgage indebtedness of $9,142,806, net of discount, is amortized over varying periods. In addition, the mortgage notes require balloon payments ranging from November 15, 2002 to May 1, 2006, at which time the properties will either be refinanced or sold. The Corporate General Partner is currently assessing the feasibility of refinancing the mortgages encumbering Quail Hollow, Heritage Pointe and Stone Mountain West. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. During the nine months ended September 30, 1996, distributions in the amount of $5,394 were paid on behalf of the partners to the State of South Carolina related to the taxable income generated by Quail Hollow in 1995.
During the nine months ended September 30, 1995, distributions in the amount of $150,000 were declared and paid in addition to the distribution paid on behalf of the partners to the State of South Carolina related to the 1994 taxable income on Quail Hollow.


                           PART II - OTHER INFORMATION


ITEM 1.LEGAL PROCEEDINGS

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

On June 24, 1996, after notice to the class and a hearing on the fairness and adequacy of notice and the terms of settlement, the court orally approved the settlement. The court signed the formal order on July 30, 1996. No appeal was filed within thirty days after the court entered the formal order and the settlement became effective on August 30, 1996. The Affiliated Purchaser made the payments to investors in accordance with the settlement in early September 1996.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a)  Exhibits:

           Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       b)  Reports on Form 8-K:

           None filed during the quarter ended September 30, 1996.



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


                             Date:  October 30, 1996