Form 10KSB
period 1996-12-31
SHELTER PROPERTIES I LTD PARTNERSHIP
filed 1997-03-27
CIK 316220

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT
                          UNDER SECTION 13 OR 15(d)
                 (As last amended by 34-31905, eff. 4/26/93)

                                 FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                 For the fiscal year ended December 31, 1996

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $4,827,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. Market Value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is the Corporate General Partners' belief that such trading would not exceed $25,000,000

                     DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Prospectus of Registrant dated July 3, 1980 (included in Registration Statement, No.2-67384, of Registrant) are incorporated by reference into Parts I and III.
                                       PART I


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

The offering terminated on September 10, 1980. Upon termination of the offering, the Registrant had accepted subscriptions for 15,000 Units, including 100 Units purchased by the Corporate General Partner, for an aggregate of $15,000,000. The Registrant invested approximately $11,000,000 of such proceeds in seven existing apartment properties and thereby completed its acquisition program in December 1980, at approximately the expenditure level estimated in the Prospectus.

In November 1983, the Partnership sold Yorktown Apartments in Lynchburg, Virginia. Also, in May 1984 and August 1984, the Partnership sold both Lamplighter Apartments in Sumter, South Carolina, and Middle Plantation Apartments in Charlotte, North Carolina, respectively.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

The Registrant has no employees. Management and administrative services are performed by Shelter Realty Corporation, the Corporate General Partner, and by Insignia Residential Group, L.P., an affiliate of Insignia Financial Group, Inc. ("Insignia"), the ultimate parent company of the Corporate General Partner. Pursuant to a management agreement between them, Insignia Residential Group, L.
P. provides property management services to the Registrant.

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


Item 2.   Description of Properties:

The following table sets forth the Registrant's investments in properties:


                                    Date of
      Property                     Purchase    Type of Ownership       Use

Quail Hollow Apartments             09/01/80 Fee ownership subject Apartment
 West Columbia, South Carolina               to first mortgage     215 units

Windsor Hills Apartments            09/01/80 Fee ownership subject Apartment
 Blacksburg, Virginia                        to first and second   300 units
                                             mortgage
Heritage Pointe Apartments          09/15/80 Fee ownership subject Apartment
(Formerly Rome Georgian Apartments)          to first mortgage     149 units
 Rome, Georgia

Stone Mountain West Apartments      12/31/80 Fee ownership subject Apartment
 Stone Mountain, Georgia                     to first mortgage     142 units



Schedule of Properties:
(in thousands)

                                Gross
                               Carrying  Accumulated                Federal
Property                        Value   Depreciation  Rate  Method Tax Basis

Quail Hollow Apartments        $ 5,235   $ 3,422      5-34   S/L    $ 2,153
Windsor Hills Apartments         6,177     4,237      5-30   S/L      2,120
Heritage Pointe Apartments       3,286     2,218      5-35   S/L      1,256
Stone Mountain West Apartments   4,606     3,075      5-37   S/L      2,041

      Totals                   $19,304   $12,952                    $ 7,570


See "Note A" of the financial statements included in "Item 7" for a description of the partnership's depreciation policy.



Schedule of Mortgages:
(in thousands)

                         Principal                               Principal
                         Balance At   Stated                      Balance
                        December 31,Interest    Period  Maturity   Due At
Property                    1996      Rate    Amortized   Date    Maturity

Quail Hollow           $ 2,850        7.33%      none   11/01/03  $2,850
Windsor Hills:
 1st mortgage            4,387        7.60%      (1)    11/15/02   3,489
 2nd mortgage              149        7.60%      none   11/15/02     149
Heritage Pointe          1,400        7.33%      none   11/01/03   1,400
Stone Mountain West      3,000        7.33%      none   11/01/03   3,000
                        11,786
Less unamortized
present value discounts   (223)

     Total             $11,563



(1) The principal and discount are being amortized over 257 months with a balloon payment due November 15, 2002.

On November 13, 1996, the Partnership refinanced the mortgage notes at Quail Hollow, Heritage Pointe, and Stone Mountain West. Of the $7,250,000 gross proceeds, approximately $5,232,000 of proceeds were used to pay off the old mortgage debt at the refinanced properties. All three notes require monthly interest only payments at a stated interest rate of 7.33% and have balloon payments due November 1, 2003.

Average annual rental rate and occupancy for 1996 and 1995 for each property:

                         Average Annual      Average Annual
                          Rental Rates          Occupancy
Property                1996       1995       1996     1995

Quail Hollow          $6,196     $5,913        96%      95%
Windsor Hills          5,217      4,984        95%      97%
Heritage Pointe        5,243      4,968        88%      92%
Stone Mountain West    8,435      7,874        95%      97%

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

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The Corporate General Partner believes that all of the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less. No residential tenant leases 10% or more of the available rental space.

Real estate taxes and rates in 1996 for each property were:


                                   1996         1996
                                 Billings       Rate

      Quail Hollow              $70,634         1.61%
      Windsor Hills              71,721          .88%
      Heritage Pointe            32,497         1.26%
      Stone Mountain West        58,084          .97%


Item 3.      Legal Proceedings

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


Item 4.  Submission of Matters to a Vote of Security Holders

During the fiscal year ended December 31, 1996, no matter was submitted to a vote of Unit holders through the solicitation of proxies or otherwise.




                                      PART II


Item 5. Market for the Registrant's Units of Limited Partnership and Related Partner Matters

There is no established market for the Units and it is not anticipated that any will occur in the foreseeable future. As of December 31, 1996, there were 738 holders of record owning an aggregate of 15,000 Units. A distribution of approximately $5,000 was paid on behalf of the partners in 1996 to the State of South Carolina in relation to the 1995 taxable income at Quail Hollow. A distribution of approximately $150,000 was declared and paid in 1995, as well as a distribution to the State of South Carolina related to the 1994 taxable income at Quail Hollow. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. Distributions may also be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded for an amount equal to $1,000 per apartment unit for the Windsor Hills property.

Item 6.  Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.


Results of Operations

The Partnership's net income for the year ended December 31, 1996, was approximately $54,000 compared to net income of approximately $242,000 in 1995. (See "Note C" of the financial statement for a reconciliation of these amounts to the Partnership's federal taxable income.) The decrease in net income is primarily attributable to a $549,000 extraordinary loss on the refinancing of Quail Hollow, Heritage Pointe, and Stone Mountain. The Partnership's net income before extraordinary item was approximately $603,000 for the year ended December 31, 1996, compared to net income before extraordinary item of approximately $242,000 for the same period in 1995. Contributing to the increase in net income before extraordinary item were increases in rental and other income and decreases in general and administrative expense, depreciation expense, and property tax expense for the year ended December 31, 1996. Rental income increased as a result of rate increases at all of the Partnership's investment properties. Other income increased due to an increase in fees related to tenant turnover, pet and application fees, and an increase in interest income. The increase in interest income resulted from an increase in interest rates and cash reserves. General and administrative expenses decreased in 1996 due to the decrease in legal and professional fees associated with the 1995 tender offers. Partially offsetting the increase in net income before extraordinary item were increases in maintenance expenses due to increased interior and exterior improvements, landscaping, yards and grounds repair, parking lot repair, and wallpaper expense. These repairs were incurred to maintain and improve the appeal of the various properties within the Partnership. Also contributing to the increase in maintenance expenses was the cost of resurfacing the tennis court at Quail Hollow and an increase in snow removal at Windsor Hills due to a harsh winter. Depreciation expense decreased because a portion of the original cost of the buildings became fully depreciated during the year ended December 31, 1995.

Included in maintenance expenses in 1996 is approximately $138,000 of major repairs and maintenance comprised of interior and exterior building expenses, tennis court, and parking lot expenses.

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

Liquidity and Capital Resources

At December 31, 1996, the Partnership had unrestricted cash of approximately $2,795,000 compared to approximately $1,068,000 at December 31, 1995. Net cash provided by operating activities increased primarily as a result of increased net income before extraordinary item as discussed above. Net cash used in investing activities increased primarily as a result of an increase in deposits to restricted escrows. This increase was due to cash deposited in a capital reserve escrow as required by the lender in the refinancings of Quail Hollow, Heritage Pointe, and Stone Mountain. Also resulting from the refinancings was an increase in net cash provided by financing activities due to the proceeds from long-term borrowings which exceeded the amounts needed for repayment of mortgage notes payable.

The Partnership has approximately $606,000 of capital programs which are scheduled to be performed in 1997, in connection with the November 1996, refinancings of Quail Hollow, Heritage Pointe and Stone Mountain West. A Repair Escrow was established at the closing of the new loans to fund these activities (see "Note A" of the financial statements).

On November 13, 1996, the Partnership successfully refinanced the mortgage notes at Quail Hollow, Heritage Pointe, and Stone Mountain West. Of the $7,250,000 gross proceeds received in the refinancing, approximately $5,232,000 was used to pay off the old mortgage debt at the refinanced properties. All three notes require monthly interest only payments at a stated interest rate of 7.33%, and have balloon payments due November 1, 2003. As a result of the refinancings, the Partnership recorded an extraordinary loss of approximately $549,000.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The total mortgage indebtedness of $11,563,000, net of discount, is amortized over varying periods with balloon payments due ranging from November 15, 2002, to November 1, 2003, at which time the individual properties will either be refinanced or sold. During the year ended December 31, 1996, a distribution of approximately $5,000 was paid on behalf of the partners to the State of South Carolina related to the taxable income generated by Quail Hollow in 1995. During the year ended December 31, 1995, a distribution in the amount of $150,000 was paid in addition to a distribution of approximately $7,000 which was paid on behalf of the partners to the State of South Carolina. The $7,000 distribution related to the 1994 taxable income on Quail Hollow which was accrued at December 31, 1994. Subsequent to year end, a distribution of approximately $1.25 million was paid to the partners. Future cash distributions will depend on the levels of net cash generated from operations, refinancing, property sales, and the availability of cash reserves.



Item 7.  Financial Statements


SHELTER PROPERTIES I LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS




       Report of Independent Auditors

       Consolidated Balance Sheet - December 31, 1996

       Consolidated Statements of Operations - Years ended December 31, 1996 and 1995

       Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 1996 and 1995

       Consolidated Statements of Cash Flows - Years ended December 31, 1996 and 1995

       Notes to Consolidated Financial Statements







                 Report of Ernst & Young LLP, Independent Auditors




The Partners
Shelter Properties I Limited Partnership

We have audited the accompanying consolidated balance sheet of Shelter Properties I Limited Partnership as of December 31, 1996, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties I Limited Partnership as of December 31, 1996, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
January 28, 1997

                      SHELTER PROPERTIES I LIMITED PARTNERSHIP

                             CONSOLIDATED BALANCE SHEET
                          (in thousands, except unit data)

                                 December 31, 1996


Assets
  Cash:
     Unrestricted                                              $ 2,795
     Restricted - tenant security deposits                         131
  Accounts receivable                                               35
  Escrow for taxes and insurance                                   112
  Restricted escrows                                               939
  Other assets                                                     362
  Investment properties (Notes B & E):
     Land                                         $  1,428
     Buildings and related personal property        17,876
                                                    19,304
     Less accumulated depreciation                 (12,952)      6,352
                                                               $10,726

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                             $    64
  Tenant security deposits                                         132
  Accrued Taxes                                                     71
  Other liabilities                                                263
  Mortgage notes payable (Note B)                               11,563

Partners' Deficit
  General partners                                $    (53)
  Limited partners (15,000 units
     issued and outstanding)                        (1,314)     (1,367)

                                                               $10,726



          See Accompanying Notes to Consolidated Financial Statements

                      SHELTER PROPERTIES I LIMITED PARTNERSHIP

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                  Years Ended December 31,
                                                     1996        1995
Revenues:
 Rental income                                     $ 4,550     $4,390
 Other income                                          277        214
   Total revenues                                    4,827      4,604

Expenses:
 Operating                                           1,592      1,535
 General and administrative                            146        268
 Maintenance                                           684        612
 Depreciation                                          630        742
 Interest                                              942        960
 Property taxes                                        230        245
   Total expenses                                    4,224      4,362

Income before extraordinary item                       603        242
Extraordinary item-loss on early
 extinguishment of debt (Note B)                      (549)        --

Net income (Note C)                                $    54     $  242

Net income allocated to
 general partners (1%)                             $     1     $    2
Net income  allocated to
 limited partners (99%)                                 53        240
                                                   $    54     $  242

Per limited partnership unit:
 Income before
   extraordinary item                              $ 39.82     $15.99
 Extraordinary item                                 (36.26)        --

Net income per limited
 partnership unit                                  $  3.56     $15.99


          See Accompanying Notes to Consolidated Financial Statements


                          SHELTER PROPERTIES I LIMITED PARTNERSHIP

                  CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)


                                 Limited
                               Partnership   General      Limited
                                  Units      Partners    Partners     Total

Original capital contributions    15,000      $  2       $15,000    $15,002

Partners' deficit at
  December 31, 1994               15,000      $(54)      $(1,454)   $(1,508)

Distributions paid to
  partners                                      (2)         (148)      (150)

Net income for the year ended
  December 31, 1995                              2           240        242

Partners' deficit at
  December 31, 1995               15,000       (54)       (1,362)    (1,416)

Distributions paid to
  partners                                      --            (5)        (5)

Net income for the year ended
  December 31, 1996                              1            53         54

Partners' deficit at
  December 31, 1996               15,000      $(53)      $(1,314)   $(1,367)



          See Accompanying Notes to Consolidated Financial Statements


                       SHELTER PROPERTIES I LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                    Years Ended December 31,
                                                       1996          1995
Cash flows from operating activities:
  Net income                                         $    54       $   242
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                         630           742
    Amortization of discounts and loan costs             118           120
    Extraordinary item-loss on early
      extinguishment of debt                             549            --
    Change in accounts:
      Restricted cash                                      3            (8)
      Accounts receivable                                (22)           (3)
      Escrows for taxes                                  (26)           41
      Other assets                                       (10)            1
      Accounts payable                                   (77)           39
      Tenant security deposit liabilities                 --             7
      Accrued taxes                                       71            --
      Other liabilities                                  (21)          (14)

       Net cash provided by operating activities       1,269         1,167

Cash flows from investing activities:
  Property improvements and replacements                (295)         (307)
  Deposits to restricted escrows                        (582)          (30)
  Receipts from restricted escrows                        85            32

       Net cash used in investing activities            (877)         (337)

Cash flows from financing activities:
  Payments on mortgage notes payable                    (348)         (363)
  Repayment of mortgage notes payable                 (5,232)           --
  Proceeds from long-term borrowings                   7,250            --
  Loan costs                                            (264)           --
  Debt extinguishment costs                              (66)           --
  Distributions paid                                      (5)         (157)

       Net cash provided by (used in)
         financing activities                          1,335          (520)

Net increase in cash                                   1,727           310

Cash at beginning of year                              1,068           758

Cash at end of year                                  $ 2,795       $ 1,068

Supplemental disclosure of cash flow information:
  Cash paid for interest                             $   815       $   843


          See Accompanying Notes to Consolidated Financial Statements

                    SHELTER PROPERTIES I LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Organization and Significant Accounting Policies

Organization: Shelter Properties I Limited Partnership (the "Partnership") was organized as a limited partnership under the laws of the State of South Carolina pursuant to a Certificate and Agreement of Limited Partnership filed April 7, 1980. The general partner responsible for management of the Partnership's business is Shelter Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). The only other general partner of the Partnership,
N. Barton Tuck, Jr., is effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. The Corporate General Partner is an indirect subsidiary of Insignia Financial Group, Inc. ("Insignia"). The directors and officers of the Corporate General Partner also serve as executive officers of Insignia. The partnership agreement terminates December 31, 2019. The Partnership commenced operations on September 1, 1980, and completed its acquisition of apartment properties on December 31, 1980. The Partnership operates four apartment properties located in the South and Southeast. At December 31, 1996, Insignia and affiliates own 4,114 units of the Partnership.

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

Allocation of Cash Distributions: Cash distributions by the Partnership are allocated between general and limited partners in accordance with the provisions of the partnership agreement. The partnership agreement provides that net cash from operations means revenue received less operating expenses paid, adjusted for certain specified items which primarily include mortgage payments on debt, property improvements and replacements not previously reserved, and the effects of other adjustments to reserves. In the following notes to financial statements, whenever "net cash provided by operations" is used, it has the aforementioned meaning. The following is a reconciliation of the subtotal in the accompanying statements of cash flows captioned "net cash provided by operating activities" to net cash from operations, as defined in the partnership agreement. However, "net cash from operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.


                                                    1996         1995

Net cash provided by operating activities         $1,269       $1,167
   Property improvements and replacements           (295)        (307)
   Payments on mortgage notes payable               (348)        (363)
   Changes in reserves for net operating
       liabilities                                    82          (63)
   Changes in restricted escrows, net               (582)         (30)
   Additional operating reserves                    (126)        (405)

       Net cash from operations                   $   --       $   (1)

The Corporate General Partner believed it to be in the best interest of the Partnership to reserve an additional $126,000 at December 31, 1996, to fund the continuing capital improvements at its investment properties. A similar reserve of approximately $405,000 was made at December 31, 1995.

The Partnership made distributions of approximately $5,000 and $157,000, of which approximately $7,000 was accrued at December 31, 1996 and 1995, respectively.

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

Undistributed Net Proceeds from Property Sales: At December 31, 1996, undistributed proceeds from property sales amounted to approximately $234,000, of which approximately $101,000 was payable to the general partners for related sales commissions when certain levels of return are received by the limited partners.

Undistributed Net Proceeds from Refinancing: At December 31, 1996, the Partnership had $306,000 of undistributed net proceeds from refinancings which occurred prior to 1993. An additional $1,047,000 of refinancing proceeds was received in 1996 in connection with the November refinancing of Quail Hollow, Heritage Pointe and Stone Mountain West.

Distributions Payable: During 1996 and 1995, the Partnership reported taxable income related to Quail Hollow. The amount of withholding tax due for the partners is immaterial for 1996 and 1995, respectively. The 1995 tax of approximately $5,000 was paid to the State of South Carolina during 1996.

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

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net losses as shown in the statements of operations and changes in partners' capital for 1996 and 1995 were allocated 99% to the limited partners and 1% to the general partners. Net income (loss) per limited partnership unit for each such year was computed as 99% of net income (loss) divided by 15,000 weighted average units outstanding.

Other Reserves: The general partners may designate a portion of cash generated from operations as "other reserves" in determining net cash used in operations. The general partners designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. Other reserves increased during 1996 and decreased during 1995 by approximately $82,000 and approximately $63,000, respectively. These amounts were determined by considering changes in the balances of restricted cash, accounts receivable, other assets, escrows for taxes and insurance, accounts payable, tenant security deposit liabilities, accrued taxes and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Restricted Escrows:

         Capital Replacement Reserves - In connection with the refinancing of Quail Hollow, Heritage Pointe and Stone Mountain West Apartments in 1996, approximately $606,000 of the proceeds were designated as a Repair Escrow for the funding of immediately required capital improvements and repairs as noted in the loan documents. At December 31, 1996, approximately $606,000 remained in the account.

         Reserve Account - A general Reserve Account was established in 1992 with the refinancing proceeds for Windsor Hills. This fund was established to cover necessary repairs and replacements of existing improvements, debt service, out of pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from Windsor Hills to its reserve account until it equals $1,000 per apartment unit or $300,000 in total. The balance at December 31, 1996, is approximately $317,000, which includes interest earned on these funds.

Escrows for Taxes and Insurance: Currently, these funds are held by the Partnership for the partnership's properties. All tax escrow funds are designated for the payment of real estate taxes.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 7 years.

Loan Costs: Loan costs are included in other assets and are being amortized on a straight-line basis over the life of the loans. As of December 31, 1996, the Partnership had a total of approximately $414,000 of capitalized loan costs, with related accumulated amortization of approximately $67,000. Of these costs, approximately $264,000 were capitalized in 1996 in conjunction with the November refinancings of Quail Hollow, Heritage Pointe and Stone Mountain West Apartments.

Unrestricted Cash: Unrestricted cash includes cash on hand and in banks, demand deposits, money market investments, and certificates of deposit with original maturities less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Restricted Cash - Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are considered restricted cash. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the unit and is current on rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the Corporate General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to expense as incurred.

Investment Properties: During the fourth quarter of 1995, the Partnership adopted "FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. For the years ended December 31, 1996 and 1995, no adjustments for impairment of value were recorded. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $49,000 for both of the years ended December 31, 1996 and 1995.

Reclassifications: Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Fair Value: In 1995, the Partnership implemented Statement of "FASB Statement No. 107, Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and investments approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership.

Note B - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows (dollar amounts in thousands):


                     Principal    Monthly                      Principal
                     Balance At   Payment    Stated             Balance
                    December 31, Including  Interest Maturity   Due At
Property                1996      Interest    Rate     Date    Maturity

Quail Hollow         $ 2,850       $ 17      7.33%   11/01/03   $2,850
Windsor Hills:
 1st mortgage          4,387         38      7.60    11/15/02    3,489
 2nd mortgage            149          1      7.60    11/15/02      149

Heritage Pointe        1,400          9      7.33    11/01/03    1,400

Stone Mountain West    3,000         18      7.33    11/01/03    3,000
                      11,786       $ 83

Less unamortized
   discounts            (223)
   Total             $11,563



The estimated fair values of the Partnership's aggregate debt approximates its carrying value. This estimate is not necessarily indicative of the amounts the Partnership may pay in actual market transactions.

The Partnership exercised an interest rate buy-down option for the refinanced mortgage notes payable of Windsor Hills, reducing the stated rate from 8.76% to 7.6%. The fee for the interest rate reduction amounted to approximately $346,000 and is being amortized as a loan discount on the interest method over the life of the loan. The discount fee is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.76%.

On November 13, 1996, the Partnership refinanced the mortgage notes at Quail Hollow, Heritage Pointe, and Stone Mountain West. Of the $7,250,000 gross proceeds, approximately $5,232,000 of proceeds were used to pay off the old mortgage debts at the refinanced properties. The old mortgage debt had interest rates ranging from 8.00% to 9.36% with maturity dates ranging from April 5, 2004, to May 1, 2006. All three notes require monthly interest only payments at a stated interest rate of 7.33%, and have balloon payments due November 1, 2003. As a result of the refinancings, the Partnership recorded an extraordinary loss of approximately $549,000. The extraordinary loss was primarily composed of write-offs of unamortized loan costs and mortgage discounts, as well as pre-payment penalties incurred due to the early payoffs of the old mortgages.

The mortgage notes payable are nonrecourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. Some of the notes may require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1996, are as follows (in thousands):


 1997                     $   127
 1998                         137
 1999                         148
 2000                         160
 2001                         172
Thereafter                 11,042

                          $11,786


Note C- Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands except unit data):


                                                     1996      1995
Net income as reported                            $    54    $  242
Add (deduct):
   Amortization of present value discounts            500        65
   Depreciation differences                            23        12
   Change in prepaid rental                           (17)       (3)
   Other                                               19        (8)
   Accrued legal                                      (37)       38

Federal taxable income                            $   542    $  346

Federal taxable income per limited
   partnership unit                               $ 35.75    $22.82


The following is a reconciliation between the Partnership's reported amounts and federal tax basis of net assets and liabilities (in thousands):


                  Net deficit as reported          $(1,367)
                  Land and buildings                 1,891
                  Accumulated depreciation            (673)
                  Syndication fees                   1,895
                  Other                                156
                  Net assets - tax basis           $ 1,902


Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Balances and other transactions with Insignia Financial Group, Inc. and affiliates in 1996 and 1995 are as follows (in thousands):

                                                   1996        1995
   Property management fees                        $ 238      $ 228
   Reimbursement for services of affiliates          103         63
   Due to general partners                           101        101

Included in "Reimbursements for services of affiliates" for 1996 is approximately $4,000 of reimbursements for construction oversight costs.

The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Corporate General Partner. An affiliate of the Corporate General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Corporate General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Corporate General Partner by virtue of the agent's obligations is not significant.

A director of Insignia Financial Group, Inc. is affiliated with a professional legal association that received fees in connection with the 1996 refinancing of Quail Hollow, Heritage Pointe and Stone Mountain West (see "Note B"). These fees totaled $36,000, and have been capitalized as loan costs.


Note E - Apartment Properties and Accumulated Depreciation


                                                 Initial Cost
                                                To Partnership
                                                                      Cost
                                                     Buildings    Capitalized
                                                    and Related    (Removed)
                                                      Personal   Subsequent to
Apartment Properties           Encumbrances   Land    Property    Acquisition
(in thousands)

Quail Hollow Apartments
 West Columbia, South Carolina  $ 2,850     $  459   $ 3,754      $ 1,022

Windsor Hills Apartments
 Blacksburg, Virginia             4,536        520     4,575        1,082

Heritage Pointe Apartments
 Rome, Georgia                    1,400        239     2,410          637

Stone Mountain West Apartments
 Stone Mountain, Georgia          3,000        210     3,408          988

   Totals                       $11,786     $1,428   $14,147      $ 3,729


                     Gross Amount At Which Carried
                           At December 31, 1996

                                Buildings
                                   And
                                 Related
                                 Personal          Accumulated    Date of      Date   Depreciable
  Description              Land  Property  Total  Depreciation Construction  Acquired  Life-Years
(in thousands)
Quail Hollow Apartments
 West Columbia,
     South Carolina       $  459  $ 4,776  $ 5,235    $ 3,421       1973     09/01/80      5-34

Windsor Hill Apartments
 Blacksburg, Virginia        520    5,657    6,177      4,237       1973     09/01/80      5-30

Heritage Pointe Apartments
 Rome, Georgia               239    3,047    3,286      2,218     1967-1970  09/15/80      5-35

Stone Mountain West Apts.
 Stone Mountain, Georgia     210    4,396    4,606      3,076       1972     12/31/80      5-37

   Totals                 $1,428  $17,876  $19,304    $12,952


Reconciliation of "Real Estate and Accumulated Depreciation" (in thousands):


                                                 Years Ended December 31,
                                                    1996          1995
Real Estate

Balance at beginning of year                      $19,009      $18,727
   Property improvements                              295          307
   Disposal of property                                --          (25)

Balance at End of Year                            $19,304      $19,009

Accumulated Depreciation

Balance at beginning of year                      $12,322      $11,605
   Additions charged to expense                       630          742
   Disposal of property                                --          (25)

Balance at End of Year                            $12,952      $12,322


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996 and 1995, is $21,195,000 and $20,900,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996 and 1995, is $13,625,000 and $13,018,000.

Note F - Contingencies

The Corporate General Partner owns 100 Limited Partnership Units ("Units"). On or about April 26 and 27, 1995, six entitles ("Affiliated Purchaser") affiliated with the Partnership commenced tender offers for limited partner interest in six limited partnerships, including the Partnership (collectively, the "Shelter Properties Partnerships"). On May 27, 1995, the Affiliated Purchaser acquired 3,999 units of the Partnership pursuant to the tender offer. On or about May 12, 1995, in the United States District Court for the District of South Carolina, certain limited partners of the Shelter Properties Partnerships commenced a lawsuit, on behalf of themselves, on behalf of a putative class of plaintiffs, and derivatively on behalf of the Partnerships, challenging the actions taken by defendants (including Insignia, the acquiring entities and certain officers of Insignia) in the management of the Shelter Properties Partnerships and in connection with the tender offers and certain other matters.

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

On September 27, 1995, the parties entered into a stipulation to settle the matter. The principal terms of the stipulation require supplemental payments to tendering limited partners aggregating approximately $6 million to be paid by the Affiliated Purchaser, of which approximately $570,000 is Shelter Properties I's portion; waiver by the Shelter Properties Partnerships' general partners of any right to certain proceeds from a sale or refinancing of the partnerships' properties; some restrictions on Insignia's ability to vote the limited partnership interests it acquired; payment of $1.25 million (which amount is divided among the various partnerships and acquiring entities) for plaintiffs' attorney fees and expenses in the litigation; and general releases of all the defendants.

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

Item 8.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       None


                                      PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

The Registrant has no officers or directors. The Individual and Corporate General Partners are as follows:

Individual General Partner - N. Barton Tuck, Jr., age 58, is the Individual General Partner of the Registrant. Mr. Tuck is Chairman of GolfSouth Management, Inc. Until August 1990, he served as Chairman and Chief Executive Officer of U.S. Shelter Corporation ("Shelter"), the former parent of AmReal Corporation (parent of the Corporate General Partner of the Partnership). For six years prior to 1966, Mr. Tuck was employed in Greenville, South Carolina by the certified public accounting firm of S.D. Leidesdorf & Company. From 1966 to 1970, he was a registered representative with the investment banking firm of Harris Upham & Co., Inc. in Greenville, South Carolina. Since 1970, Mr. Tuck has been engaged in arranging equity investments for individuals and partnerships. Mr. Tuck is a graduate of the University of North Carolina. Mr. Tuck has delegated to the Corporate General Partner all of his authority, as a general partner of the Partnership, to manage and control the Partnership and its business and affairs.

Corporate General Partner - The names and ages of, as well as the positions and offices held by, the executive officers and directors of Shelter Realty Corporation are set forth below. There are no family relationships between or among any officers or directors.

     Name                         Age              Position

William H. Jarrard, Jr.           50               President and Director

Ronald Uretta                     41               Vice President and Treasurer

John K. Lines, Esq.               37               Vice President and Secretary

Kelley M. Buechler                39               Assistant Secretary


Mr. Jarrard, who had previously served as Vice President, became President of the Corporate General Partner in August 1994. Also, in August 1994, Mr. Lines became Vice President and Secretary of the Corporate General Partner and Ms. Buechler, who had previously held the position of Secretary, became Assistant Secretary of the Corporate General Partner.

William H. Jarrard, Jr. has been Managing Director - Partnership Administration of Insignia since January 1991. Mr. Jarrard served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

Ronald Uretta has been Insignia's Treasurer since January 1992. Since August 1996, he has also served as Chief Operating Officer. He has also served as Secretary from January 1992 to June 1994 and as Chief Financial Officer from January 1992 to August 1996. Since September 1990, Mr. Uretta has also served as the Chief Financial Officer and Controller of Metropolitan Asset Group.

John K. Lines, Esq. has been Vice President and Secretary of the Corporate General Partner since August 1994, Insignia's General Counsel since June 1994, and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with Banc One Corporation, Columbus, Ohio. From May 1994 until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

Kelley M. Buechler has been Assistant Secretary of the Corporate General Partner and Assistant Secretary of Insignia since 1991. During the five years prior to joining Insignia in 1991, she served in similar capacities with U. S. Shelter.

Insignia Commercial Group, Inc. ("ICG"), Insignia Financial Group, Inc. ("IFG") and Shelter Properties I Acquisition LLC reported three, four and one transactions, respectively, as of December 31, 1996, on a Form 5 filed in January 1997, with respect to the entities' purchases of Units of Limited Partners Interest of the Partnership. Andrew L. Farkas also delinquently reported the same transactions on a Form 5 by virtue of his status as an affiliate of ICG and IFG, through which he may be deemed to be a beneficial owner of the securities owned by such entities.

Item 10.  Executive Compensation

Neither the Individual General Partner nor any of the directors and officers of the Corporate General Partner received any remuneration from the Registrant.



Item 11.  Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1996.

                                       Number
Entity                                of Units            Percentage

Insignia Financial Group                4,114               27.43%
High River Limited Partnership          1,695               11.30%

No director or officer of the Corporate General Partner owns any Units. The Corporate General Partner owns 100 Units as required by the terms of the partnership agreement.

Item 12.  Certain Relationships and Related Transactions

The Individual General Partner and the Corporate General Partner did not receive any proceeds as General Partners from the distribution made during 1996. The Corporate General Partner did receive distributions in 1996 relating to the 100 Units it owns. For a description of the share of cash distributions from operations, if any, to which the general partners are entitled, reference is made to the material contained in the Prospectus under the heading "PROFITS AND LOSSES AND CASH DISTRIBUTIONS."

The Registrant has a property management agreement with Insignia Residential Group, L.P. pursuant to which Insignia Residential Group, L.P. has assumed direct responsibility for day-to-day management of the Partnership's properties. This service includes the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, etc. Insignia Residential Group, L.P. receives a property management fee equal to 5% of apartment revenues. During the fiscal year ended December 31, 1996, Insignia Residential Group, L.P. received approximately $238,000 in fees for property management.

For a more detailed description of the management fee that Insignia Residential Group, L.P. is entitled to receive, see the material contained in the Prospectus under the heading CONFLICTS OF INTEREST - Property Management Services.

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

     (b ) Reports on Form 8-K filed in the fourth quarter of fiscal year 1996:
          None.



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

                    Date:  March 26, 1997


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/William H. Jarrard, Jr.               Date:  March 26, 1997
William H. Jarrard, Jr.
President and Director



/s/Ronald Uretta                         Date:  March 26, 1997
Ronald Uretta
Treasurer (Principal Financial Officer
and Principal Accounting Officer)


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

     (g) Multifamily Note dated May 11, 1994 between Shelter Properties I Limited Partnership and Financial Federal Savings Bank relating to Rome Georgian Apartments. *****

     (h) Multifamily Deed to secure debt, assignments of rents and security agreement, dated May 11, 1994 between Shelter Properties I Limited Partnership and Financial Federal Savings Bank securing Rome Georgian Apartments. *****

      (i) Multifamily Note secured by a Mortgage or Deed of Trust dated
          November 1, 1996, between Shelter Properties I Limited Partnership and Lehman Brothers Holdings, Inc., d/b/a Lehman Capital, a Division of Lehman Brothers Holdings Inc., relating to Quail Hollow Apartments.

      (j) Multifamily Note secured by a Mortgage or Deed of Trust dated
          November 1, 1996, between Shelter Properties I Limited Partnership and Lehman Brothers Holdings, Inc., d/b/a Lehman Capital, a Division of Lehman Brothers Holdings Inc., relating to Rome Georgian Apartments.

      (k) Multifamily Note secured by a Mortgage or Deed of Trust dated
          November 1, 1996, between Shelter Properties I Limited Partnership and Lehman Brothers Holdings, Inc., d/b/a Lehman Capital, a Division of Lehman Brothers Holdings Inc., relating to Stone Mountain West.

          *****Filed as Exhibit 10(iii) (a) and (b), respectively, to Form 10QSB of Registrant for the quarter ended June 30, 1994 and incorporated herein by reference.

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