Form 10QSB
period 1997-03-31
SHELTER PROPERTIES I LTD PARTNERSHIP
filed 1997-05-09
CIK 316220

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


                 For the quarterly period ended March 31, 1997

                                       or

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

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)
                                  (Unaudited)

                                 March 31, 1997


Assets
  Cash and cash equivalents:
     Unrestricted                                                  $ 1,729
     Restricted--tenant security deposits                              134
  Accounts receivable                                                    7
  Escrow for taxes and insurance                                       105
  Restricted escrows                                                   986
  Other assets                                                         358
  Investment properties:
    Land                                        $  1,427
    Buildings and related personal property       17,968
                                                  19,395
    Less accumulated depreciation                (13,103)            6,292

                                                                   $ 9,611

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                 $    42
  Tenant security deposits                                             134
  Accrued taxes                                                         61
  Other liabilities                                                    241
  Mortgage notes payable                                            11,540

Partners' Deficit
  General partners                              $    (51)
  Limited partners (15,000 units
     issued and outstanding)                      (2,356)           (2,407)

                                                                   $ 9,611

          See Accompanying Notes to Consolidated Financial Statements

b)                 SHELTER PROPERTIES I LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)
                                  (Unaudited)


                                                          Three Months Ended
                                                              March 31,
                                                         1997           1996
Revenues:
  Rental income                                        $1,172         $1,138
  Interest income                                          33             16
  Other income                                             45             48
    Total revenues                                      1,250          1,202

Expenses:
  Operating                                               342            308
  General and administrative                               30             43
  Property management fees                                 61             60
  Maintenance                                             153            132
  Depreciation                                            151            152
  Interest                                                241            237
  Property taxes                                           62             65
    Total expenses                                      1,040            997

Net income                                             $  210         $  205

Net income allocated to general partners (1%)          $    2         $    2
Net income allocated to limited partners (99%)            208            203

                                                       $  210         $  205

Net income per limited partnership unit                $13.84         $13.54

          See Accompanying Notes to Consolidated Financial Statements

c)                       SHELTER PROPERTIES I LIMITED PARTNERSHIP

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)
                                  (Unaudited)

                                    Limited
                                  Partnership    General       Limited
                                     Units       Partners      Partners       Total
Original capital contributions      15,000       $  2         $15,000        $15,002

Partners' deficit at
  December 31, 1996                 15,000       $(53)        $(1,314)       $(1,367)

Distributions to partners                          --          (1,250)        (1,250)

Net income for the three
  months ended March 31, 1997                       2             208            210

Partners' deficit at
  March 31, 1997                    15,000       $(51)        $(2,356)       $(2,407)

          See Accompanying Notes to Consolidated Financial Statements

d)                 SHELTER PROPERTIES I LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)


                                                           Three Months Ended
                                                                 March 31,
                                                            1997          1996
Cash flows from operating activities:
  Net income                                              $   210        $  205
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                              151           152
    Amortization of discounts and loan costs                   22            30
    Change in accounts:
      Restricted cash                                          (3)           (7)
      Accounts receivable                                      28            (1)
      Escrows for taxes and insurance                           7           (44)
      Other assets                                              3           (13)
      Accounts payable                                        (23)          (83)
      Tenant security deposit liabilities                       2             6
      Accrued taxes                                            (9)           65
      Other liabilities                                       (23)           (1)

         Net cash provided by operating activities            365           309

Cash flows from investing activities:
  Property improvements and replacements                      (92)          (40)
  Deposits to restricted escrows                              (46)          (13)

         Net cash used in investing activities               (138)          (53)

Cash flows from financing activities:
  Payments on mortgage notes payable                          (31)          (95)
  Distributions to partners                                (1,250)           (5)
  Loan costs paid                                             (12)           --

         Net cash used in financing activities             (1,293)         (100)

Net (decrease) increase in cash                            (1,066)          156

Cash and cash equivalents at beginning of period            2,795         1,068
Cash and cash equivalents at end of period                $ 1,729        $1,224

Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $   219        $  206

          See Accompanying Notes to Consolidated Financial Statements

e)                  SHELTER PROPERTIES I LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Shelter Properties I Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty I Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - RECONCILIATION OF CASH FLOWS

The following is a reconciliation of the subtotal on the accompanying statements of cash flows captioned "net cash provided by operating activities" to "net cash provided by (used in) operations," as defined in the partnership agreement. However, "net cash provided by (used in) operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.


                                                         Three Months Ended
                                                              March 31,
                                                           (in thousands)
                                                        1997           1996

Net cash provided by operating activities              $ 365          $ 309
  Payments on mortgage notes payable                     (31)           (95)
  Property improvements and replacements                 (92)           (40)
  Change in restricted escrows, net                      (46)           (13)
  Changes in reserves for net operating
   liabilities                                            18             78
  Additional reserves                                   (250)          (240)

      Net cash provided by (used in) operations        $ (36)         $  (1)

At March 31, 1997 and 1996, the Corporate General Partner believed it to be in the best interest of the Partnership to reserve an additional $250,000 and $240,000 respectively. Such additional reserves insure adequate liquidity to fund the on-going capital projects at the various properties.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Balances and other transactions with Insignia Financial Group, Inc. ("Insignia") and certain of its affiliates in 1997 and 1996 are as follows (in thousands):


                                                      Three Months Ended
                                                          March 31,
                                                     1997           1996

Property management fees                             $ 61           $ 60
Reimbursement for services of affiliates               22             22
Due to general partners                               101            101

Included in "Reimbursement for services of affiliates" for 1997 is approximately $3,000 of reimbursements for construction oversight costs.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consists of four apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1997 and 1996:

                                                       Average
                                                      Occupancy
Property                                          1997         1996

Quail Hollow Apartments
 West Columbia, South Carolina                    90%          97%

Windsor Hills Apartments
 Blacksburg, Virginia                             99%          99%

Heritage Pointe Apartments
(Formerly Rome Georgian Apartments)
 Rome, Georgia                                    88%          89%

Stone Mountain West Apartments
 Stone Mountain, Georgia                          98%          98%

The Corporate General Partner attributes the decrease in occupancy at Quail Hollow Apartments to an increase in the number of residents moving out to buy or build homes in the area.

The Partnership's net income for the three months ended March 31, 1997, was approximately $210,000. The Partnership reported net income of approximately $205,000 for the three months ended March 31, 1996. The increase in net income is due to an increase in rental income and interest income and a decrease in general and administrative expenses. Rental income increased due to increases in rental rates, which was only partially offset by a decrease in occupancy at Quail Hollow. Interest income increased due to an increase in interest rates as well as an increase in the cash balances earning interest. General and administrative expenses decreased due to a decrease in audit expense and insurance expense. The increase in net income was partially offset by an increase in operating expenses and maintenance expenses. The increase in operating expenses was primarily due to an increase in courtesy patrol expense, payroll expenses, and utilities. The increase in courtesy patrol expenses is due to the monthly monitoring charge for the alarms in each apartment as well as the office at Stone Mountain West. This service was not provided as of March 31, 1996. The increase in payroll expenses at Heritage Pointe is due to an increase in the number of staff members. At March 31, 1996 the staff consisted of three full time employees. As of March 31, 1997, an additional maintenance technician has been hired, as well as a full time and part time leasing agent. Maintenance expenses increased primarily due to the installation of more efficient plumbing fixtures at Windsor Hills, the installation of moisture barriers under several buildings at Heritage Pointe and the purchase of golf carts at Heritage Pointe and Stone Mountain West.

Included in maintenance expense in 1997 is approximately $44,000 of major repairs and maintenance comprised of exterior building improvements, major landscaping, golf carts and computers.

As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environments of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

At March 31, 1997, the Partnership reported unrestricted cash of approximately $1,729,000 compared to approximately $1,224,000 at March 31, 1996. Net cash provided by operating activities increased as a result of a decrease in accounts receivable and other assets. Net cash used in investing activities increased due to an increase in property improvements and replacements, and deposits to restricted escrows. Net cash used in financing activities increased as a result of an increase in distributions to partners.

As required by the 1996 refinancings of Quail Hollow, Heritage Pointe and Stone Mountain West, certain capital improvements will be performed in 1997. These projects include repaving and restriping the parking lots, resurfacing the pools, exterior painting, floor covering replacement, appliance replacement and various ADA conversions. These projects will be funded out of the capital reserve accounts. The Partnership has no material capital programs scheduled to be performed in 1997 at Windsor Hills, although certain routine capital and maintenance expenditures have been budgeted. These expenditures will be incurred only if cash is available from operations or reserves.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $11,540,000, net of discount, is amortized over varying periods with required balloon payments ranging from November 15, 2002, to November 1, 2003, at which time the individual properties will either be refinanced or sold. During the three months ended March 31, 1997, the Partnership made a distribution of approximately $1,250,000. During the three months ended March 31, 1996, distributions in the amount of approximately $5,000 were paid on behalf of the partners to the State of South Carolina related to the taxable income generated by Quail Hollow in 1995. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a)    Exhibits:

             Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       b)    Reports on Form 8-K:

             None filed during the quarter ended March 31, 1997.



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

                             Date:  May 9, 1997