Form 10QSB
period 1997-06-30
SHELTER PROPERTIES I LTD PARTNERSHIP
filed 1997-07-28
CIK 316220

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1997

                                      or

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

                  (Issuer's telephone number) (864) 239-1000

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  . No      .

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

a)                     SHELTER PROPERTIES I LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)
                                  (Unaudited)

                                 June 30, 1997


Assets
  Cash and cash equivalents:
     Unrestricted                                                     $ 1,862
     Restricted--tenant security deposits                                 127
  Accounts receivable                                                      15
  Escrow for taxes                                                        120
  Restricted escrows                                                    1,036
  Other assets                                                            377
  Investment properties:
        Land                                            $  1,428
        Buildings and related personal property           18,069
                                                          19,497
        Less accumulated depreciation                    (13,257)       6,240

                                                                      $ 9,777

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                    $    91
  Tenant security deposits                                                127
  Accrued taxes                                                            88
  Other liabilities                                                       250
  Mortgage notes payable                                               11,517

Partners' Deficit
  General partners                                      $    (50)
  Limited partners (15,000 units
     issued and outstanding)                              (2,246)      (2,296)
                                                                      $ 9,777


          See Accompanying Notes to Consolidated Financial Statements

b)                        SHELTER PROPERTIES I LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)
                                  (Unaudited)



                                Three Months Ended    Six Months Ended
                                     June 30,             June 30,
                                 1997       1996      1997       1996
Revenues:
  Rental income                 $1,166     $1,101    $2,338    $2,239
  Interest income                   30         16        63        32
  Other income                      54         47        99        95
     Total revenues              1,250      1,164     2,500     2,366

Expenses:
  Operating                        426        389       829       757
  General and administrative        53         37        83        80
  Maintenance                      194        179       347       312
  Depreciation                     154        155       305       307
  Interest                         240        235       481       471
  Property taxes                    64         61       126       126
     Total expenses              1,131      1,056     2,171     2,053

  Net income                    $  119     $  108    $  329    $  313

Net income allocated
  to general partners (1%)      $    1     $    1    $    3    $    3
Net income allocated
  to limited partners (99%)        118        107       326       310

                                $  119     $  108    $  329    $  313
Net income per
  limited partnership unit      $ 7.86     $ 7.12    $21.70    $20.66


                See Accompanying Notes to Consolidated Financial Statements

c)                       SHELTER PROPERTIES I LIMITED PARTNERSHIP

                 CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                            (in thousands, except unit data)
                                      (Unaudited)


                                 Limited
                               Partnership  General    Limited
                                  Units     Partners   Partners     Total

Original capital contributions   15,000       $  2     $15,000    $ 15,002

Partners' deficit
  at December 31, 1996           15,000       $(53)    $(1,314)   $ (1,367)

Distributions to partners            --         --      (1,258)     (1,258)

Net income for the six
  months ended June 30, 1997         --          3         326         329

Partners' deficit at
  June 30, 1997                  15,000       $(50)    $(2,246)   $ (2,296)


               See Accompanying Notes to Consolidated Financial Statements

d)                   SHELTER PROPERTIES I LIMITED PARTNERSHIP

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)
                                     (Unaudited)


                                                        Six Months Ended
                                                            June 30,
                                                      1997           1996
Cash flows from operating activities:
  Net income                                      $   329           $  313
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                      305              307
    Amortization of discounts and loan costs           44               61
    Change in accounts:
     Restricted cash                                    4                5
     Accounts receivable                               20               (3)
     Escrows for taxes                                 (7)             (21)
     Other assets                                     (30)             (11)
     Accounts payable                                  27              (75)
     Tenant security deposit liabilities               (5)              (5)
     Accrued taxes                                     17               88
     Other liabilities                                (14)               8

     Net cash provided by operating activities        690              667

Cash flows from investing activities:
  Property improvements and replacements             (194)            (117)
  Deposits to restricted escrows                      (97)             (25)

     Net cash used in investing activities           (291)            (142)

Cash flows from financing activities:
  Payments on mortgage notes payable                  (62)            (193)
  Distributions to partners                        (1,258)              (5)
  Loan costs                                          (12)             (45)

     Net cash used in financing activities         (1,332)            (243)

Net (decrease) increase in cash                      (933)             282

Cash and cash equivalents at beginning of period    2,795            1,068
Cash and cash equivalents at end of period        $ 1,862           $1,350

Supplemental disclosure of cash flow information:
  Cash paid for interest                          $   437           $  410


               See Accompanying Notes to Consolidated Financial Statements

e)                   SHELTER PROPERTIES I LIMITED PARTNERSHIP

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Shelter Properties I Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty I Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

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


                                                   Six Months Ended
                                                       June 30,
                                                    (in thousands)
                                                  1997          1996

Net cash provided by operating activities        $ 690          $ 667
  Payments on mortgage notes payable               (62)          (193)
  Property improvements and replacements          (194)          (117)
  Change in restricted escrows, net                (97)           (25)
  Changes in reserves for net operating
   liabilities                                     (12)            59
  Additional reserves                             (325)          (391)

      Net cash used in operations                $  --          $  --



In 1997 and 1996, the Corporate General Partner believed it to be in the best interest of the Partnership to reserve an additional $325,000 and $391,000, respectively, to fund continuing capital improvements and maintenance items at the four properties. In addition to the capital improvements, the Corporate General Partner reserved additional amounts in 1996 for costs associated with the refinancings of Quail Hollow, Heritage Pointe and Stone Mountain West.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the Corporate General Partner and affiliates in 1997 and 1996 (in thousands):


                                                Six Months Ended
                                                    June 30,
                                                1997       1996

Property management fees                        $123       $119
Reimbursement for services of affiliates          54         41
Due to general partners                          101        101

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consists of four apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1997 and 1996:


                                                     Average
                                                    Occupancy
Property                                         1997      1996

Quail Hollow Apartments
 West Columbia, South Carolina                   91%       97%

Windsor Hills Apartments
 Blacksburg, Virginia                            95%       95%

Heritage Pointe Apartments
 (Formerly Rome Georgian Apartments)
 Rome, Georgia                                   89%       85%

Stone Mountain West Apartments
 Stone Mountain, Georgia                         97%       97%


The Corporate General Partner attributes the decrease in occupancy at Quail Hollow Apartments to an increase in the number of residents moving out to buy or build homes in the area. The Corporate General Partner attributes the increase in occupancy at Heritage Pointe to management's efforts to reposition the tenant base. Management has improved the appearance of the property and has increased resident qualification standards in order to reduce fluctuations in occupancy, repairs, and delinquencies normally associated with college tenants.

The Partnership's net income for the three and six month periods ended June 30, 1997, was approximately $119,000 and $329,000, respectively, compared to net income of approximately $108,000 and $313,000, respectively, for the same periods of 1996. The increase in net income is primarily due to increases in rental income and interest income. Rental income increased due to increases in rental rates at Stone Mountain West and Windsor Hills Apartments, which were only partially offset by a decrease in occupancy at Quail Hollow Apartments. Interest income increased due to an increase in interest rates as well as an increase in the cash balances earning interest. The increase in net income was partially offset by an increase in operating expenses and maintenance expenses. The increase in operating expenses is primarily due to an increase in courtesy patrol expense and payroll expenses. The increase in courtesy patrol expense is due to the monthly monitoring charge for the alarms in each apartment as well as the office at Stone Mountain West Apartments. The increase in payroll expense is due to the hiring of a maintenance technician and full and part time leasing agents in the current year at Heritage Pointe. The increase in maintenance expense is primarily due to the installation of more efficient plumbing fixtures at Windsor Hills and the installation of moisture barriers under several buildings at Heritage Pointe. Other income increased for the three months ended June 30, 1997 due to additional tenant charges at Windsor Hills and Quail Hollow Apartments. General and administrative expense increased for the three months ended June 30, 1997 due to the timing of audit accruals.

Included in maintenance expense in 1997 and 1996 is approximately $68,000 and $48,000, respectively, of major repairs and maintenance comprised of exterior building improvements, major landscaping, golf carts and window coverings.

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

At June 30, 1997, the Partnership reported unrestricted cash of approximately $1,862,000 compared to approximately $1,350,000 at June 30, 1996. Net cash provided by operating activities increased primarily as a result of an increase in accounts payable and the increases in net income as discussed above.
Accounts payable increased due to the timing of payments to vendors. Offsetting this increase is a decrease in net cash related to the change in accrued taxes due to the timing of tax payments. Net cash used in investing activities increased due to increases in property improvements and replacements and deposits to restricted escrows. The increase in deposits to restricted escrows is due to the increased requirement as a result of the 1996 refinancings of Quail Hollow, Heritage Pointe and Stone Mountain West, as discussed in Note D - Mortgage Notes Payable. Net cash used in financing activities increased as a result of an increase in distributions to partners.

As required by the 1996 refinancings of Quail Hollow, Heritage Pointe and Stone Mountain West, certain capital improvements and maintenance will be performed in 1997. These projects include repaving and restriping the parking lots, resurfacing the pools, exterior painting, floor covering replacement, appliance replacement and various ADA conversions. These projects will be funded out of the capital reserve accounts. The Partnership has no material capital programs scheduled to be performed in 1997 at Windsor Hills, although certain routine capital and maintenance expenditures have been budgeted. These expenditures will be incurred only if cash is available from operations or reserves.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the partnership. The mortgage indebtedness of approximately $11,517,000, net of discount, is amortized over varying periods with required balloon payments ranging from November 15, 2002 to November 1, 2003, at which time the individual properties will either be refinanced or sold. During the six months ended June 30, 1997, the Partnership made a distribution of approximately $1,250,000. In addition, withholding taxes in the amount of approximately $8,000 were paid on behalf of the partners to the State of South Carolina. During the six months ended June 30, 1996, distributions in the amount of approximately $5,000 were paid on behalf of the partners to the State of South Carolina related to the taxable income generated by Quail Hollow in 1995. The Managing General Partner anticipates making a distribution in the third quarter of 1997. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a)    Exhibits:

             Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       b)    Reports on Form 8-K:

             None filed during the quarter ended June 30, 1997.



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



                             SHELTER PROPERTIES I LIMITED PARTNERSHIP

                             By: Shelter Realty I Corporation
                                 Corporate General Partner

                             By: /s/ William H. Jarrard, Jr.
                                 William H. Jarrard, Jr.
                                 President and Director


                             By: /s/ Ronald Uretta
                                 Ronald Uretta
                                 Treasurer
                                 (Principal Financial Officer
                                 and Principal Accounting Officer)


                             Date:  July 28, 1997