Form 10QSB
period 1997-09-30
SHELTER PROPERTIES I LTD PARTNERSHIP
filed 1997-11-13
CIK 316220

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                           QUARTERLY OR TRANSITIONAL

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1997

                                       or

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

                                 (864) 239-1000
                          (Issuer's telephone number)

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

                               September 30, 1997

Assets
  Cash and cash equivalents:
     Unrestricted                                                     $ 1,906
     Restricted-tenant security deposits                                  130
  Accounts receivable                                                      16
  Escrow for taxes                                                        158
  Restricted escrows                                                    1,078
  Other assets                                                            354
  Investment properties:
     Land                                               $  1,428
     Buildings and related personal property              18,314
                                                          19,742
     Less accumulated depreciation                       (13,417)       6,325

                                                                      $ 9,967

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                                    $    80
  Tenant security deposits                                                130
  Accrued property taxes                                                  123
  Other liabilities                                                       254
  Mortgage notes payable                                               11,494

Partners' Deficit
  General partners'                                     $    (48)
  Limited partners' (15,000 units
     issued and outstanding)                              (2,066)      (2,114)

                                                                      $ 9,967

          See Accompanying Notes to Consolidated Financial Statements


b)                  SHELTER PROPERTIES I LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)
                                  (Unaudited)




                                Three Months Ended  Nine Months Ended
                                   September 30,       September 30,
                                 1997       1996      1997      1996
Revenues:
  Rental income                 $1,209    $1,128    $3,547    $3,367
  Other income                      67        70       229       197
     Total revenues              1,276     1,198     3,776     3,564

Expenses:
  Operating                        430       398     1,259     1,155
  General and administrative        42        33       125       113
  Maintenance                      159       202       506       514
  Depreciation                     160       160       465       467
  Interest                         240       233       721       704
  Property taxes                    63        53       189       179
     Total expenses              1,094     1,079     3,265     3,132

  Net income                    $  182    $  119    $  511    $  432

Net income allocated to
  general partners (1%)         $    2    $    1    $    5    $    4
Net income allocated to
  limited partners (99%)           180       118       506       428

                                $  182    $  119    $  511    $  432
Net income per limited
  partnership unit              $12.01    $ 7.88    $33.73    $28.54

                See Accompanying Notes to Consolidated Financial Statements


c)                  SHELTER PROPERTIES I LIMITED PARTNERSHIP

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)
                                  (Unaudited)



                                 Limited
                               Partnership  General     Limited
                                  Units    Partners'   Partners'     Total

Original capital contributions   15,000      $  2       $15,000    $ 15,002

Partners' deficit
  at December 31, 1996           15,000      $(53)      $(1,314)   $ (1,367)

Distributions to partners            --        --        (1,258)     (1,258)

Net income for the nine months
  ended September 30, 1997           --         5           506         511

Partners' deficit at
  September 30, 1997             15,000      $(48)      $(2,066)   $ (2,114)

               See Accompanying Notes to Consolidated Financial Statements


d)                 SHELTER PROPERTIES I LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)



                                                         Nine Months Ended
                                                            September 30,
                                                          1997        1996
Cash flows from operating activities:
  Net income                                           $    511     $  432
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                           465         467
    Amortization of discounts and loan costs                66          91
    Change in accounts:
      Restricted cash                                        1          (1)
      Accounts receivable                                   21           3
      Escrows for taxes                                    (46)        (72)
      Other assets                                         (21)         (6)
      Accounts payable                                      16        (141)
      Tenant security deposit liabilities                   (2)          4
      Accrued property taxes                                52         118
      Other liabilities                                     (9)         (2)

      Net cash provided by operating activities          1,054         893

Cash flows from investing activities:
  Property improvements and replacements                  (438)       (200)
  Deposits to restricted escrows                          (139)        (38)

      Net cash used in investing activities               (577)       (238)

Cash flows from financing activities:
  Payments on mortgage notes payable                       (94)       (292)
  Distributions to partners                             (1,258)         (5)
  Loan costs paid                                          (12)        (62)

      Net cash used in financing activities             (1,364)       (359)

Net (decrease) increase in unrestricted cash and cash
  equivalents                                             (887)        296

Unrestricted cash and cash equivalents at
  beginning of period                                    2,793       1,065

Unrestricted cash and cash equivalents at
  end of period                                         $ 1,906     $1,361

Supplemental disclosure of cash flow information:
  Cash paid for interest                                $   655     $  613

               See Accompanying Notes to Consolidated Financial Statements

e)                   SHELTER PROPERTIES I LIMITED PARTNERSHIP

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Shelter Properties I Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty I Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

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


                                                   Nine Months Ended
                                                     September 30,
                                                     (in thousands)
                                                  1997           1996

Net cash provided by operating activities       $1,054          $ 893
  Payments on mortgage notes payable               (94)          (292)
  Property improvements and replacements          (438)          (200)
  Change in restricted escrows, net               (139)           (38)
  Changes in reserves for net operating
   liabilities                                     (12)            97
  Additional reserves                             (371)          (460)

      Net cash used in operations               $   --          $  --


In 1997 and 1996, the Corporate General Partner believed it to be in the best interest of the Partnership to reserve an additional $371,000 and $460,000, respectively, to fund continuing capital improvements and maintenance items at the four properties. In addition to the capital improvements, the Corporate General Partner reserved additional amounts in 1996 for costs associated with the refinancings of Quail Hollow, Heritage Pointe and Stone Mountain West.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the Corporate General Partner and affiliates in 1997 and 1996:


                                                    Nine Months Ended
                                                      September 30,
                                                     (in thousands)
                                                   1997          1996

Property management fees (included in
  operating expenses)                              $184          $176
Reimbursement for services of affiliates,
  including approximately $8,000 and $3,000
  of construction oversight reimbursements
  in 1997 and 1996, respectively (included
  in general and administrative and
  maintenance expenses)                              90            55
Due to general partners                             101           101


For the period of January 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Corporate General Partner. An affiliate of the Corporate General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Corporate General Partner, who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Corporate General Partner by virtue of the agent's obligations is not significant.

On September 26, 1997, an affiliate of the General Partner purchased Lehman Brothers' Class "D" subordinated bonds of SASCO, 1992-M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including Windsor Hills Apartments owned by the Partnership.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consists of four apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 1997 and 1996:


                                                     Average
                                                    Occupancy
Property                                          1997       1996

Quail Hollow Apartments
 West Columbia, South Carolina                    93%         96%

Windsor Hills Apartments
 Blacksburg, Virginia                             94%         94%

Heritage Pointe Apartments
 (Formerly Rome Georgian Apartments)
 Rome, Georgia                                    90%         87%

Stone Mountain West Apartments
 Stone Mountain, Georgia                          96%         95%

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

The Partnership's net income for the three and nine month periods ended September 30, 1997, was approximately $182,000 and $511,000, respectively, compared to net income of approximately $119,000 and $432,000, respectively, for the corresponding periods of 1996. The increase in net income is primarily due to increases in rental income and other income. Rental income increased due to increases in rental rates at Stone Mountain West and Windsor Hills Apartments and an increase in occupancy at Heritage Pointe Apartments, which were only partially offset by a decrease in occupancy at Quail Hollow Apartments. Other income increased due to an increase in interest rates as well as an increase in the cash balances earning interest. The increase in net income was partially offset by increases in operating, general and administrative, and tax expenses. The increase in operating expense is primarily due to an increase in payroll expenses at Heritage Pointe due to the hiring of a maintenance technician and full and part time leasing agents in 1997. General and administrative expense increased due to an increase in partnership administration cost reimbursements. Tax expense increased due to the loss of an appeal at Heritage Pointe for 1996 taxes.

Included in maintenance expense for the period ended September 30, 1997, is approximately $72,000 of major repairs and maintenance comprised of exterior building improvements, major landscaping, and window coverings. For the nine months ended September 30, 1996, maintenance expense included approximately $91,000 of major repairs and maintenance comprised of expenses related to parking lot paving, tennis court resurfacing, and exterior building improvements.

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

At September 30, 1997, the Partnership reported unrestricted cash and cash equivalents of approximately $1,906,000 compared to approximately $1,361,000 at September 30, 1996. Net cash provided by operating activities increased primarily as a result of an increase in accounts payable and the increases in net income as discussed above. Accounts payable increased due to the timing of payments to vendors. Offsetting this increase is a decrease in net cash related to the change in accrued taxes due to the timing of tax payments. Net cash used in investing activities increased due to increases in property improvements and replacements and deposits to restricted escrows. The increase in deposits to restricted escrows is due to the increased requirement as a result of the 1996 refinancings of Quail Hollow, Heritage Pointe and Stone Mountain West, as discussed in Note D- Mortgage Notes Payable. Net cash used in financing activities increased as a result of an increase in distributions to partners.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $11,494,000, net of discount, is amortized over varying periods with required balloon payments ranging from November 15, 2002 to November 1, 2003, at which time the individual properties will either be refinanced or sold. During the nine months ended September 30, 1997, the Partnership made a distribution of approximately $1,250,000. In addition, withholding taxes in the amount of approximately $8,000 were paid on behalf of the partners to the state of South Carolina. During the nine months ended September 30, 1996, distributions in the amount of approximately $5,000 were paid on behalf of the partners to the state of South Carolina related to the taxable income generated by Quail Hollow in 1995. The Managing General Partner anticipates making a distribution in the fourth quarter of 1997. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a)   Exhibits:

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       b)   Reports on Form 8-K:

            None filed during the quarter ended September 30, 1997.


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


                             Date:  November 13, 1997