Form 10KSB
period 1997-12-31
SHELTER PROPERTIES I LTD PARTNERSHIP
filed 1998-03-05
CIK 316220

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT
                           UNDER SECTION 13 OR 15(D)


                                  FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1997

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

State issuer's revenues for its most recent fiscal year.  $5,092,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. Market Value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is the Corporate General Partners' belief that the aggregate market value of the voting partnership interests would not exceed $25,000,000.

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

Windsor Hills Apartments             09/01/80   Fee ownership subject       Apartment
 Blacksburg, Virginia                           to first and second         300 units
                                                mortgage

Heritage Pointe Apartments           09/15/80   Fee ownership subject       Apartment
(Formerly Rome Georgian Apartments)             to first mortgage           149 units
 Rome, Georgia

Stone Mountain West Apartments       12/31/80   Fee ownership subject       Apartment
 Stone Mountain, Georgia                        to first mortgage           142 units

SCHEDULE OF PROPERTIES:
(in thousands)


                                  Gross
                                Carrying   Accumulated                 Federal
Property                          Value   Depreciation  Rate  Method  Tax Basis

Quail Hollow Apartments          $ 5,358   $ 3,605      5-34   S/L    $ 2,110
Windsor Hills Apartments           6,454     4,406      5-30   S/L      2,246
Heritage Pointe Apartments         3,401     2,352      5-35   S/L      1,243
Stone Mountain West Apartments     4,714     3,227      5-37   S/L      1,975

      Totals                     $19,927   $13,590                    $ 7,574



See "Note A" of the financial statements included in "Item 7" for a description of the Partnership's depreciation policy.


SCHEDULE OF MORTGAGES:
(in thousands)

                         Principal                                 Principal
                         Balance At    Stated                       Balance
                        December 31, Interest   Period   Maturity   Due At
Property                    1997       Rate    Amortized   Date    Maturity

Quail Hollow             $ 2,850       7.33%     none   11/01/03    $2,850
Windsor Hills:
 1st mortgage              4,260       7.60%      (1)   11/15/02     3,489
 2nd mortgage                149       7.60%     none   11/15/02       149
Heritage Pointe            1,400       7.33%     none   11/01/03     1,400
Stone Mountain West        3,000       7.33%     none   11/01/03     3,000
                          11,659
Less unamortized
present value discounts     (189)

     Total               $11,470


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

SCHEDULE OF RENTAL RATES AND OCCUPANCY:


                        Average Annual            Average Annual
                         Rental Rates                Occupancy
Property               1997        1996           1997      1996

Quail Hollow          $6,432      $6,196           93%       96%
Windsor Hills          5,617       5,217           96%       95%
Heritage Pointe        5,297       5,243           91%       88%
Stone Mountain West    8,824       8,435           96%       95%

The Corporate General Partner attributes the decrease in occupancy at Quail Hollow Apartments to an increase in the number of residents moving out to buy or build homes in the area. The Corporate General Partner attributes the increase in occupancy at Heritage Pointe Apartments to management's efforts to reposition the tenant base. Management has improved the appearance of the property and increased resident qualification standards in order to reduce fluctuations in occupancy, repairs, and delinquencies normally associated with college tenants.

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

SCHEDULE OF REAL ESTATE TAXES AND RATES:
(dollar amounts in thousands)


                                  1997            1997
                                Billings          Rate

      Quail Hollow                $70            26.72%
      Windsor Hills                73              .92%
      Heritage Pointe              38             3.51%
      Stone Mountain West          57             4.73%


ITEM 3.  LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The Corporate General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended December 31, 1997, no matter was submitted to a vote of Unit holders through the solicitation of proxies or otherwise.


                                      PART II

ITEM 5. MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND RELATED PARTNER MATTERS

There is no established market for the Units and it is not anticipated that any will occur in the foreseeable future. As of December 31, 1997, there were 733 holders of record owning an aggregate of 15,000 Units. A distribution of approximately $1,250,000 was declared and paid in 1997. Distributions of approximately $8,000 and $5,000 were paid on behalf of the partners in 1997 and 1996, respectively, to the State of South Carolina in relation to the 1996 and 1995 taxable income at Quail Hollow. A distribution of $800,000 was made during January 1998. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. Distributions may also be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded for an amount equal to $1,000 per apartment unit for the Windsor Hills property.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

RESULTS OF OPERATIONS

The Partnership's net income for the year ended December 31, 1997, was approximately $465,000 compared to net income of approximately $54,000 in 1996. The increase in net income in 1997 as compared to 1996 is primarily attributable to a $549,000 extraordinary loss on the refinancing of Quail Hollow, Heritage Pointe, and Stone Mountain in 1996. The Partnership's net income before extraordinary item was approximately $465,000 for the year ended December 31, 1997, compared to net income before extraordinary item of approximately $603,000 for the year ended December 31, 1996. Contributing to the decrease in net income before extraordinary item were increases in operating, general and administrative, and property tax expenses. Operating expenses increased as a result of increased maintenance expenses which are comprised of parking lot resurfacing at Windsor Hills, exterior painting and parking lot repairs at Stone Mountain West and the installation of foundation moisture barriers at Rome Georgian. Also contributing to the increase in operating expenses is an increase in salaries at Stone Mountain and Heritage Pointe due to additional staff in 1997. General and administrative expense increased due to an increase in partnership administration cost reimbursements. Property tax expense increased due to the loss of an appeal at Heritage Pointe of 1996 taxes which were then paid in 1997. Partially offsetting the decrease in net income before extraordinary item were increases in rental income and other income. Rental income increased due to increases in rental rates at all properties and an increase in occupancy at all properties except Quail Hollow. Other income increased due to an increase in interest rates as well as an increase in the cash balances earning interest due to the requirement of replacement reserves. The refinancing in November 1996 required all properties except Windsor Hills to establish replacement reserves.

Included in operating expense in 1997 is approximately $361,000 of major repairs and maintenance comprised of parking lot resurfacing and repairs, exterior painting, exterior building expenses and major landscaping. Included in operating expense in 1996 is approximately $138,000 of major repairs and maintenance comprised of interior and exterior building expenses, major landscaping, tennis court and parking lot expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Partnership had cash and cash equivalents of approximately $2,028,000 compared to approximately $2,792,000 at December 31, 1996. The net (decrease) increase in cash and cash equivalents for the years ended December 31, 1997 and 1996 is $(764,000) and $1,727,000, respectively.
Net cash provided by operating activities increased primarily due to an increase in accounts payable, a decrease in receivables and deposits and the increases in net income as discussed above. Accounts payable increased due to the timing of payments to vendors. The decrease in receivables and deposits is due to a decrease in deposits to the tax and insurance escrow accounts. Offsetting the increase in net cash provided by operating activities is a decrease in net cash related to the change in accrued property taxes due to the timing of tax payments. Net cash used in investing activities decreased primarily as a result of a decrease in deposits to restricted escrows. This is partially offset by increased property improvements and replacements in 1997. Net cash used in financing activities increased due to the Partnership's refinancing of the mortgages encumbering Quail Hollow, Heritage Pointe and Stone Mountain West in 1996, which resulted in net proceeds to the Partnership with no corresponding refinancing in 1997. Also contributing to the increase in net cash used in financing activities was an increase in partners' distributions.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $11,470,000, net of discount, is amortized over varying periods with required balloon payments ranging from November 15, 2002 to November 1, 2003, at which time the individual properties will either be refinanced or sold. During the year ending December 31, 1997, the Partnership made a distribution of approximately $1,250,000. In addition, withholding taxes in the amount of approximately $8,000 were paid on behalf of the partners to the state of South Carolina related to the taxable income generated by Quail Hollow in 1996. During the year ended December 31, 1996, a distribution of approximately $5,000 was paid on behalf of the partners to the State of South Carolina related to the taxable income generated by Quail Hollow in 1995. The Corporate General Partner made a distribution of approximately $800,000 in the first quarter of 1998. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves.

Year 2000

The Partnership is dependent upon the Corporate General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Corporate General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


ITEM 7.  FINANCIAL STATEMENTS


SHELTER PROPERTIES I LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

 Report of Ernst & Young LLP Independent Auditors

 Consolidated Balance Sheet - December 31, 1997

 Consolidated Statements of Operations - Years ended December 31, 1997 and 1996

 Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 1997 and 1996

 Consolidated Statements of Cash Flows - Years ended December 31, 1997 and 1996

 Notes to Consolidated Financial Statements




                 Report of Ernst & Young LLP, Independent Auditors




The Partners
Shelter Properties I Limited Partnership


We have audited the accompanying consolidated balance sheet of Shelter Properties I Limited Partnership as of December 31, 1997, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties I Limited Partnership at December 31, 1997, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
January 23, 1998

                      SHELTER PROPERTIES I LIMITED PARTNERSHIP

                             CONSOLIDATED BALANCE SHEET
                          (in thousands, except unit data)

                                 December 31, 1997

Assets
  Cash and cash equivalents                                          $ 2,028
  Receivables and deposits                                               193
  Restricted escrows                                                   1,048
  Other assets                                                           330
  Investment properties (Notes B & E):
     Land                                               $  1,428
     Buildings and related personal property              18,499
                                                          19,927
     Less accumulated depreciation                       (13,590)      6,337

                                                                     $ 9,936

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                                   $   215
  Tenant security deposit liabilities                                    129
  Accrued property taxes                                                   6
  Other liabilities                                                      276
  Mortgage notes payable (Note B)                                     11,470

Partners' Deficit
  General partners'                                     $    (48)
  Limited partners' (15,000 units
     issued and outstanding)                              (2,112)     (2,160)

                                                                     $ 9,936


          See Accompanying Notes to Consolidated Financial Statements


                    SHELTER PROPERTIES I LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                   Years Ended December 31,
                                                     1997            1996
Revenues:
 Rental income                                     $ 4,779        $ 4,550
 Other income                                          313            277
   Total revenues                                    5,092          4,827

Expenses:
 Operating                                           2,607          2,276
 General and administrative                            174            146
 Depreciation                                          638            630
 Interest                                              960            942
 Property taxes                                        248            230
   Total expenses                                    4,627          4,224

Income before extraordinary item                       465            603

Extraordinary item-loss on early
 extinguishment of debt (Note B)                        --           (549)

Net income (Note C)                                $   465        $    54

Net income allocated to general partners (1%)      $     5        $     1
Net income allocated to limited partners (99%)         460             53
                                                   $   465        $    54
Per limited partnership unit:
 Income before extraordinary item                  $ 30.67        $ 39.82
 Extraordinary item                                     --         (36.26)

Net income per limited partnership unit            $ 30.67        $  3.56

          See Accompanying Notes to Consolidated Financial Statements


                          SHELTER PROPERTIES I LIMITED PARTNERSHIP

                  CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                  Limited
                                Partnership   General    Limited
                                   Units     Partners'  Partners'    Total

Original capital contributions     15,000      $  2      $15,000   $15,002

Partners' deficit at
  December 31, 1995                15,000      $(54)     $(1,362)  $(1,416)

Distributions paid                     --        --           (5)       (5)

Net income for the year ended
  December 31, 1996                    --         1           53        54

Partners' deficit at
  December 31, 1996                15,000       (53)      (1,314)   (1,367)

Distributions paid                     --        --       (1,258)   (1,258)

Net income for the year ended
  December 31, 1997                    --         5          460       465

Partners' deficit at
  December 31, 1997                15,000      $(48)     $(2,112)  $(2,160)

          See Accompanying Notes to Consolidated Financial Statements


                       SHELTER PROPERTIES I LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                       Years Ended December 31,
                                                          1997           1996
Cash flows from operating activities:
  Net income                                           $   465        $    54
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                           638            630
    Amortization of discounts and loan costs                89            118
    Extraordinary item-loss on early
      extinguishment of debt                                --            549
    Change in accounts:
      Receivables and deposits                              88            (45)
      Other assets                                         (11)           (10)
      Accounts payable                                     151            (77)
      Tenant security deposit liabilities                   (3)            --
      Accrued property taxes                               (65)            71
      Other liabilities                                     13            (21)

       Net cash provided by operating activities         1,365          1,269

Cash flows from investing activities:
  Property improvements and replacements                  (623)          (295)
  Deposits to restricted escrows                          (109)          (582)

       Net cash used in investing activities              (732)          (877)

Cash flows from financing activities:
  Payments on mortgage notes payable                      (127)          (348)
  Repayment of mortgage notes payable                       --         (5,232)
  Proceeds from long-term borrowings                        --          7,250
  Loan costs                                               (12)          (264)
  Debt extinguishment costs                                 --            (66)
  Distributions paid                                    (1,258)            (5)

       Net cash (used in) provided by
        financing activities                            (1,397)         1,335

Net (decrease) increase in cash and cash equivalents      (764)         1,727

Cash and cash equivalents at beginning of year           2,792          1,065
Cash and cash equivalents at end of year               $ 2,028        $ 2,792

Supplemental disclosure of cash flow information:
  Cash paid for interest                               $   872        $   815

          See Accompanying Notes to Consolidated Financial Statements

                    SHELTER PROPERTIES I LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: Shelter Properties I Limited Partnership (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina pursuant to a Certificate and Agreement of Limited Partnership filed April 7, 1980. The general partner responsible for management of the Partnership's business is Shelter Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). The only other general partner of the Partnership, N. Barton Tuck, Jr., is effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. The Corporate General Partner is an indirect subsidiary of Insignia Financial Group, Inc. ("Insignia"). The directors and officers of the Corporate General Partner also serve as executive officers of Insignia. The Partnership Agreement terminates December 31, 2019. The Partnership commenced operations on September 1, 1980, and completed its acquisition of apartment properties on December 31, 1980. The Partnership operates four apartment properties located in the South and Southeast. At December 31, 1997, Insignia Properties, L.P., an affiliate of Insignia, owned 5,759 units of the Partnership.

Principles of Consolidation: The financial statements include all of the accounts of the Partnership and its 99.99% owned partnership. The General Partner of the consolidated partnership is Shelter Realty Corporation. Shelter Realty Corporation may be removed by the Registrant; therefore, the consolidated partnership is controlled and consolidated by the Registrant. All significant interpartnership balances have been eliminated.

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


                                                    1997           1996

Net cash provided by operating activities         $1,365         $1,269
   Property improvements and replacements           (623)          (295)
   Payments on mortgage notes payable               (127)          (348)
   Changes in reserves for net operating
       liabilities                                  (173)            82
   Changes in restricted escrows, net               (109)          (582)
   Additional operating reserves                      --           (126)

       Net cash from operations                   $  333         $   --


The Corporate General Partner believed it to be in the best interest of the Partnership to reserve an additional $126,000 at December 31, 1996, to fund the continuing capital improvements at its investment properties. At December 31, 1997 no amounts were reserved to fund continuing capital improvements.

The Partnership made distributions of approximately $1,258,000 and $5,000 during 1997 and 1996, respectively. A distribution of $800,000 was made during January 1998.

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

Undistributed Net Proceeds from Property Sales: At December 31, 1997, undistributed proceeds from property sales amounted to approximately $234,000, of which approximately $101,000 was payable to the general partners for related sales commissions when certain levels of return are received by the limited partners.

Undistributed Net Proceeds from Refinancing: At December 31, 1996, the Partnership had $306,000 of undistributed net proceeds from refinancings which occurred prior to 1993. An additional $1,047,000 of refinancing proceeds was received in 1996 in connection with the November refinancing of Quail Hollow, Heritage Pointe and Stone Mountain West. During 1997 a distribution of $1,250,000 was made which represented proceeds from refinancing. At December 31, 1997, the balance of undistributed net proceeds from refinancing was $103,000. This remaining balance was distributed in January 1998.

Distributions Payable: During 1997 and 1996, the Partnership reported taxable income related to Quail Hollow. The amount of withholding tax due for the partners is immaterial for 1997 and 1996, respectively. The 1996 and 1995 tax of approximately $8,000 and $5,000, respectively, were paid to the State of South Carolina during 1997 and 1996.

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

Any gain from property dispositions attributable to the excess, if any, of the indebtedness relating to a property immediately prior to the disposition of such property over the Partnership's adjusted basis in the property shall be allocated to each partner having a negative capital account balance, to the extent of such negative balance. The balance of any gain shall be treated on a cumulative basis as if it constituted an equivalent amount of distributable net proceeds and shall be allocated to the general partners to the extent that general partners would have received distributable net proceeds in connection therewith; the balance shall be allocated to the limited partners. However, the interest of the general partners will be equal to at least 1% of each gain at all times during the existence of the Partnership. Accordingly, net income as shown in the statements of operations and changes in partners' deficit for 1997 and 1996 were allocated 99% to the limited partners and 1% to the general partners. Net income per limited partnership unit for each such year was computed as 99% of net income divided by 15,000 average units outstanding.

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners.

Other Reserves: The general partners may designate a portion of cash generated from operations as "other reserves" in determining net cash used in operations. The general partners designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. Other reserves decreased during 1997 and increased during 1996 by approximately $150,000 and $82,000, respectively. This amount was determined by considering changes in the balances of restricted cash, accounts receivable, other assets, escrows for taxes and insurance, accounts payable, tenant security deposit liabilities, accrued taxes and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Restricted Escrows:

         Capital Replacement Reserves - In connection with the refinancing of Quail Hollow, Heritage Pointe and Stone Mountain West Apartments in 1996, approximately $606,000 of the proceeds were designated as a Repair Escrow for the funding of required capital improvements and repairs as noted in the loan documents. At December 31, 1997, approximately $594,000 remained in the account.

         Replacement Reserves - In connection with the 1996 refinancings, each property deposits per unit between $300 and $325 per year with the mortgage company to establish and maintain a Replacement Reserve designated for repairs and replacements at the properties. At December 31, 1997 this reserve totaled approximately $119,000.

         Reserve Account - A general Reserve Account was established in 1992 with the refinancing proceeds for Windsor Hills. This fund was established to cover necessary repairs and replacements of existing improvements, debt service, out of pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from Windsor Hills to its reserve account until it equals $1,000 per apartment unit or $300,000 in total. The balance at December 31, 1997, is approximately $330,000, which includes interest earned on these funds.

Escrows for Taxes and Insurance: All tax escrow funds are designated for the payment of real estate taxes and are held by the Partnership. These funds totaled approximately $71,000 and are included in receivables and deposits.

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

Loan Costs: Loan costs are included in other assets and are being amortized on a straight-line basis over the life of the loans. As of December 31, 1997, the Partnership had a total of approximately $426,000 of capitalized loan costs, with related accumulated amortization of approximately $122,000. Of these costs, approximately $264,000 were capitalized in 1996 in conjunction with the November refinancings of Quail Hollow, Heritage Pointe and Stone Mountain West Apartments. During January of 1997, $12,000 of additional loan costs were incurred related to the 1996 refinancing.

Cash and Cash Equivalents: Includes cash on hand and in banks, demand deposits, money market investments, and certificates of deposit with original maturities less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the unit and is current on rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the Corporate General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to expense as incurred.

Investment Properties: Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than
the carrying amounts of those assets.   For the years ended December 31, 1997
and 1996, no adjustments for impairment of value were recorded. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $59,000 and $49,000 for the years ended December 31, 1997 and 1996, respectively.

Reclassifications: Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - MORTGAGE NOTES PAYABLE

The principle terms of mortgage notes payable are as follows (dollar amounts in thousands):


                      Principal    Monthly                          Principal
                     Balance At    Payment    Stated                 Balance
                    December 31,  Including  Interest   Maturity     Due At
Property                1997      Interest     Rate       Date      Maturity

Quail Hollow         $ 2,850        $ 17     7.33%     11/01/03      $2,850
Windsor Hills:
 1st mortgage          4,260          38     7.60      11/15/02       3,489
 2nd mortgage            149           1     7.60      11/15/02         149

Heritage Pointe        1,400           9     7.33      11/01/03       1,400

Stone Mountain West    3,000          18     7.33      11/01/03       3,000
                      11,659        $ 83
Less unamortized
   discounts            (189)
   Total             $11,470


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

On November 13, 1996, the Partnership refinanced the mortgage notes at Quail Hollow, Heritage Pointe, and Stone Mountain West. Of the $7,250,000 gross proceeds, approximately $5,232,000 of proceeds were used to pay off the old mortgage debts at the refinanced properties. The old mortgage debt had interest rates ranging from 8.00% to 9.36% with maturity dates ranging from April 5, 2004, to May 1, 2006. All three notes require monthly interest only payments at a stated interest rate of 7.33%, and have balloon payments due November 1, 2003. As a result of the refinancings, the Partnership recorded an extraordinary loss of approximately $549,000 in 1996. The extraordinary loss was primarily composed of write-offs of unamortized loan costs and mortgage discounts, as well as pre-payment penalties incurred due to the early payoffs of the old mortgages.

The mortgage notes payable are nonrecourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. Some of the notes may require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1997, are as follows (in thousands):


 1998                         137
 1999                         148
 2000                         160
 2001                         172
 2002                       3,792
Thereafter                  7,250
                          $11,659


NOTE C- INCOME TAXES

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands except unit data):


                                                     1997          1996

Net income as reported                            $   465       $   54
Add (deduct):
   Amortization of present value discounts             (1)         500
   Depreciation differences                            19           23
   Change in prepaid rental                            95          (17)
   Other                                              (16)          19
   Accrued legal                                       --          (37)

Federal taxable income                            $   562      $   542

Federal taxable income per limited
   partnership unit                               $ 37.09      $ 35.75

The following is a reconciliation between the Partnership's reported amounts and federal tax basis of net assets and liabilities (in thousands):


                     Net deficit as reported   $(2,160)
                     Land and buildings          1,895
                     Accumulated depreciation     (654)
                     Syndication fees            1,891
                     Other                         233
                     Net assets - tax basis    $ 1,205

NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Balances and other transactions with Insignia Financial Group, Inc. and affiliates in 1997 and 1996 are as follows (in thousands):

                                                            For The Years Ended
                                                                 December 31,
                                                               1997       1996

Property management fees (included in operating expenses)     $ 249       $ 238
Reimbursement for services of affiliates, including
  approximately $13,000 and $4,000 of construction oversight reimbursements in 1997 and 1996, respectively (included in general and administrative, operating expenses and invest-
  ment properties)                                              129         103
Due to general partners                                         101         101


For the period of January 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Corporate General Partner. An affiliate of the Corporate General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Corporate General Partner, who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Corporate General Partner by virtue of the agent's obligations were not significant.

A director of Insignia Financial Group, Inc. is affiliated with a professional legal association that received fees in connection with the 1996 refinancing of Quail Hollow, Heritage Pointe and Stone Mountain West (see "Note B"). These fees totaled $36,000, and have been capitalized as loan costs.

NOTE E - APARTMENT PROPERTIES AND ACCUMULATED DEPRECIATION

                                                 Initial Cost
                                                To Partnership

                                                      Buildings       Cost
                                                     and Related   Capitalized
                                                      Personal    Subsequent to
Apartment Properties           Encumbrances   Land    Property     Acquisition
(in thousands)

Quail Hollow Apartments
 West Columbia, South Carolina  $ 2,850     $  459    $ 3,754       $ 1,145

Windsor Hills Apartments
 Blacksburg, Virginia             4,409        520      4,575         1,359

Heritage Pointe Apartments
 Rome, Georgia                    1,400        239      2,410           752

Stone Mountain West Apartments
 Stone Mountain, Georgia          3,000        210      3,408         1,096

   Totals                       $11,659     $1,428    $14,147       $ 4,352

                                  Gross Amount At Which Carried
                                       At December 31, 1997

                                            Buildings
                                               And
                                             Related
                                            Personal              Accumulated        Date of        Date      Depreciable
  Description                      Land     Property     Total    Depreciation    Construction    Acquired     Life-Years
(in thousands)
Quail Hollow Apartments
 West Columbia, South Carolina     $  459    $ 4,899     $ 5,358    $ 3,605             1973       09/01/80        5-34

Windsor Hill Apartments
 Blacksburg, Virginia                 520      5,934       6,454      4,406             1973       09/01/80        5-30

Heritage Pointe Apartments
 Rome, Georgia                        239      3,162       3,401      2,352          1967-1970     09/15/80        5-35

Stone Mountain West Apts.
 Stone Mountain, Georgia              210      4,504       4,714      3,227             1972       12/31/80        5-37

    Totals                         $1,428     $18,499    $19,927    $13,590

Reconciliation of "Real Estate and Accumulated Depreciation" (in thousands):


                                                  Years Ended December 31,
                                                     1997            1996
Real Estate

Balance at beginning of year                      $19,304          $19,009
   Property improvements                              623              295
Balance at end of Year                            $19,927          $19,304

Accumulated Depreciation

Balance at beginning of year                      $12,952          $12,322
   Additions charged to expense                       638              630
Balance at end of Year                            $13,590          $12,952

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1997 and 1996 is $21,818,000 and $21,195,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1997 and 1996, is $14,244,000 and $13,625,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None


                                      PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Registrant has no officers or directors. The Individual and Corporate General Partners are as follows:

Individual General Partner - N. Barton Tuck, Jr., age 59, is the Individual General Partner of the Registrant. Mr. Tuck is Chairman of GolfSouth Management, Inc. Until August 1990, he served as Chairman and Chief Executive Officer of U.S. Shelter Corporation ("Shelter"), the former parent of AmReal Corporation (parent of the Corporate General Partner of the Partnership). For six years prior to 1966, Mr. Tuck was employed in Greenville, South Carolina by the certified public accounting firm of S.D. Leidesdorf & Company. From 1966 to 1970, he was a registered representative with the investment banking firm of Harris Upham & Co., Inc. in Greenville, South Carolina. Since 1970, Mr. Tuck has been engaged in arranging equity investments for individuals and partnerships. Mr. Tuck is a graduate of the University of North Carolina. Mr. Tuck has delegated to the Corporate General Partner all of his authority, as a general partner of the Partnership, to manage and control the Partnership and its business and affairs.

Corporate General Partner - The names and ages of, as well as the positions and offices held by, the executive officers and directors of Shelter Realty Corporation are set forth below. There are no family relationships between or among any officers or directors.

     NAME OF INDIVIDUAL            POSITION                   AGE

     William H. Jarrard, Jr.       President/Director          51

     Ronald Uretta                 Vice President/Treasurer    41

     Martha L. Long                Controller                  38

     Daniel M. LeBey               Vice President/Secretary    32

     Robert D. Long, Jr.           Vice President              30

     Kelley M. Buechler            Assistant Secretary         40


William H. Jarrard, Jr. has been President and Director of the Corporate General Partner since August 1994. He has acted as Senior Vice President of Insignia Properties Trust ("IPT"), parent of the Corporate General Partner since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

Ronald Uretta has been Vice President and Treasurer of the Corporate General Partner since August 1994 and Insignia's Treasurer since January 1992. Since August 1996, he has also served as Insignia's Chief Operating Officer. He has also served as Insignia's Secretary from January 1992 to June 1996 and as Insignia's Chief Financial Officer from January 1992 to August 1996.

Martha L. Long has been Controller of the Corporate General Partner since December 1996 and Senior Vice President - Finance and Controller of Insignia since January 1997. In June 1994, Ms. Long joined Insignia as its Controller and was promoted to Senior Vice President - Finance in January 1997. Prior to that time, she was Senior Vice President and Controller of the First Savings Bank in Greenville, South Carolina.

Robert D. Long, Jr. has been Vice President of the Corporate General Partner since January 2, 1998. Mr. Long joined Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia, in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

Daniel M. LeBey has been Vice President and Secretary of the Corporate General Partner since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the Corporate General Partner since June 1996 and Assistant Secretary of Insignia since January 1991.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as noted below, no person was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1997.


                                       Number
Entity                                of Units            Percentage

Insignia Properties, L.P.               5,759               38.93%

Insignia Properties, L.P. is an affiliate of Insignia (See Item 1).

No director or officer of the Corporate General Partner owns any Units. The Corporate General Partner owns 100 Units as required by the terms of the partnership agreement.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Individual General Partner and the Corporate General Partner did not receive any proceeds as General Partners from the distribution made during 1997. The Corporate General Partner did receive distributions in 1997 and 1996 relating to the 100 Units it owns. For a description of the share of cash distributions from operations, if any, to which the general partners are entitled, reference is made to the material contained in the Prospectus under the heading "PROFITS AND LOSSES AND CASH DISTRIBUTIONS."

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Balances and other transactions with Insignia Financial Group, Inc. and affiliates in 1997 and 1996 are as follows (in thousands):


                                                           For The Years Ended
                                                               December 31,
                                                             1997       1996

Property management fees                                    $ 249      $ 238
Reimbursement for services of affiliates, including
  approximately $13,000 and $4,000 of construction oversight
  reimbursements in 1997 and 1996, respectively               129        103
Due to general partners                                       101        101


For a more detailed description of the management fee that Insignia Residential Group, L.P. is entitled to receive, see the material contained in the Prospectus under the heading CONFLICTS OF INTEREST - Property Management Services.

For the period of January 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Corporate General Partner. An affiliate of the Corporate General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Corporate General Partner, who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Corporate General Partner by virtue of the agent's obligations were not significant.

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

     (b) Reports on Form 8-K filed in the fourth quarter of fiscal year 1997:

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

                    SHELTER PROPERTIES I LIMITED PARTNERSHIP

                    By:    Shelter Realty Corporation
                           Corporate General Partner

                    By:    /s/William H. Jarrard, Jr.
                           William H. Jarrard, Jr.
                           President/Director

                    Date:  March 5, 1998


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/William H. Jarrard, Jr.               Date:  March 5, 1998
William H. Jarrard, Jr.
President/Director


/s/Ronald Uretta                         Date:  March 5, 1998
Ronald Uretta
Vice President/Treasurer


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

10(I)Contract related to acquisition or disposition of properties.

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

(III)Contracts related to refinancing the debt:

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

                                   EXHIBIT 22


                    SHELTER PROPERTIES I LIMITED PARTNERSHIP

                                SUBSIDIARY LIST



Name of Subsidiary               State of Incorporation/Formation          Date

Windsor I Limited Partnership               Delaware                       1992

Shelter I GP Limited Partnership            Delaware                       1992