Form 10QSB
period 1998-03-31
SHELTER PROPERTIES I LTD PARTNERSHIP
filed 1998-04-30
CIK 316220

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


                 For the quarterly period ended March 31, 1998

                                       or

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

                                (864) 239-1000)
                           Issuer's telephone number

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
                                  (Unaudited)

                                 March 31, 1998


Assets
  Cash and cash equivalents                                    $ 1,503
  Receivables and deposits                                         256
  Restricted escrows                                               994
  Other assets                                                     301
  Investment properties:
    Land                                          $  1,428
    Buildings and related personal property         18,561
                                                    19,989
    Less accumulated depreciation                  (13,743)      6,246

                                                               $ 9,300

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                             $    87
  Tenant security deposit liabilities                              138
  Accrued property taxes                                            69
  Other liabilities                                                250
  Mortgage notes payable                                        11,445

Partners' Deficit
  General partners                                $    (52)
  Limited partners (15,000 units
     issued and outstanding)                        (2,637)     (2,689)

                                                               $ 9,300

          See Accompanying Notes to Consolidated Financial Statements

b)
                    SHELTER PROPERTIES I LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)
                                  (Unaudited)


                                                        Three Months Ended
                                                             March 31,
                                                        1998          1997
Revenues:
  Rental income                                        $1,256       $1,167
  Other income                                             54           78
    Total revenues                                      1,310        1,245

Expenses:
  Operating                                               519          551
  General and administrative                               66           30
  Depreciation                                            153          151
  Interest                                                238          241
  Property taxes                                           63           62
    Total expenses                                      1,039        1,035

Net income                                             $  271       $  210

Net income allocated to general partners (1%)          $    3       $    2
Net income allocated to limited partners (99%)            268          208

                                                       $  271       $  210

Net income per limited partnership unit                $17.87       $13.84

          See Accompanying Notes to Consolidated Financial Statements
c)
                    SHELTER PROPERTIES I LIMITED PARTNERSHIP

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)
                                  (Unaudited)

                                     Limited
                                   Partnership    General      Limited
                                      Units       Partners     Partners       Total
Original capital contributions      15,000        $  2         $15,000      $15,002

Partners' deficit at
  December 31, 1997                 15,000        $(48)        $(2,112)     $(2,160)

Distributions to partners               --          (7)           (793)        (800)

Net income for the three months
  ended March 31, 1998                  --           3             268          271

Partners' deficit at
  March 31, 1998                    15,000        $(52)        $(2,637)     $(2,689)

          See Accompanying Notes to Consolidated Financial Statements


d)
                    SHELTER PROPERTIES I LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)


                                                           Three Months Ended
                                                                 March 31,
                                                            1998         1997
Cash flows from operating activities:
  Net income                                              $   271      $   210
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation                                              153          151
    Amortization of discounts and loan costs                   22           22
    Change in accounts:
      Receivables and deposits                                (63)          35
      Other assets                                             16            2
      Accounts payable                                       (128)         (22)
      Tenant security deposit liabilities                       9            2
      Accrued property taxes                                   63          (10)
      Other liabilities                                       (26)         (22)

         Net cash provided by operating activities            317          368

Cash flows from investing activities:
  Property improvements and replacements                      (62)         (92)
  Withdrawals from (deposits to) restricted escrows            54          (47)

         Net cash used in investing activities                 (8)        (139)

Cash flows from financing activities:
  Payments on mortgage notes payable                          (34)         (31)
  Distributions to partners                                  (800)      (1,250)
  Loan costs paid                                              --          (12)

         Net cash used in financing activities               (834)      (1,293)

Net decrease in cash and cash equivalents                    (525)      (1,064)

Cash and cash equivalents at beginning of period            2,028        2,792
Cash and cash equivalents at end of period                $ 1,503      $ 1,728

Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $   216      $   219

           See Accompanying Notes to Consolidated Financial Statements

e)
                    SHELTER PROPERTIES I LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Shelter Properties I Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty I Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

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


                                                         Three Months Ended
                                                              March 31,
                                                          (in thousands)
                                                         1998         1997

Net cash provided by operating activities              $ 317        $ 368
  Payments on mortgage notes payable                     (34)         (31)
  Property improvements and replacements                 (62)         (92)
  Change in restricted escrows, net                       54          (47)
  Changes in reserves for net operating
   liabilities                                           129           15
  Additional reserves                                   (404)        (249)

      Net cash provided by (used in) operations        $  --        $ (36)

At March 31, 1998 and 1997, the Corporate General Partner believed it to be in the best interest of the Partnership to reserve an additional $404,000 and $249,000 respectively. Such additional reserves insure adequate liquidity to fund the on-going capital projects at the various properties.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Corporate General Partner is wholly-owned by Insignia Properties Trust ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Balances and other transactions with Insignia Financial Group, Inc. ("Insignia") and certain of its affiliates in 1998 and 1997 are as follows:


                                                     Three Months Ended
                                                           March 31,
                                                        (in thousands)
                                                     1998           1997

Property management fees (included in                $ 65           $ 61
  operating expenses)
Reimbursement for services of affiliates               37             22
  (included in operating, general and
  administrative expenses and investment
  properties) (1)
Due to general partners                               101            101


(1) Included in "Reimbursement for services of affiliates" for 1998 and 1997 is approximately $5,000 and $3,000, respectively, of reimbursements for construction oversight costs.

For the period of January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Corporate General Partner. An affiliate of the Corporate General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Corporate General Partner, which receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Corporate General Partner by virtue of the agent's obligations is not significant.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report

The Partnership's investment properties consists of four apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1998 and 1997:


                                                       Average
                                                      Occupancy
Property                                          1998         1997

Quail Hollow Apartments
 West Columbia, South Carolina                     96%         90%

Windsor Hills Apartments
 Blacksburg, Virginia                              99%         99%

Heritage Pointe Apartments
(Formerly Rome Georgian Apartments)
 Rome, Georgia                                     91%         88%

Stone Mountain West Apartments
 Stone Mountain, Georgia                           97%         98%

Result of Operations

The Corporate General Partner attributes the increase in occupancy at Heritage Pointe Apartments to management's efforts to reposition the tenant base. Management has improved the appearance of the property and increased resident qualification standards in order to reduce fluctuations in occupancy, repairs, and delinquencies normally associated with college tenants. The increase in occupancy at Quail Hollow is attributable to interior upgrades in the apartment units. The increase is also attributable to roof repairs and replacements and parking lot sealcoating which have improved the appearance of the complex.

The Partnership's net income for the three months ended March 31, 1998, was approximately $271,000. The Partnership reported net income of approximately $210,000 for the three months ended March 31, 1997. The increase in net income is due to an increase in rental income and a decrease in operating expenses. Rental income increased due to increases in occupancy at Quail Hollow and Heritage Pointe Apartments as discussed above along with an increase in average rental rates at all properties. Operating expenses decreased primarily due to the decrease in maintenance expense. Maintenance expense decreased due to the installation of more efficient plumbing fixtures at Windsor Hills, the installation of moisture barriers under several buildings at Heritage Pointe and the purchase of golf carts at Heritage Pointe and Stone Mountain West in the first quarter of 1997. The increase in net income was partially offset by an increase in general and administrative expenses. General and administrative expenses increased due to property valuations performed on the properties and an increase in General Partner reimbursements.

Included in operating expense in 1998 is approximately $35,000 of major repairs and maintenance comprised of exterior building improvements and major landscaping. Included in operating expense at 1997 is approximately $44,000 of major repairs and maintenance comprised of exterior building improvements, major landscaping, swimming pool repairs and the purchase of golfcarts.

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

Liquidity and Capital Resources

At March 31, 1998, the Partnership reported cash and cash equivalents of approximately $1,503,000 compared to approximately $1,728,000 at March 31, 1997. The net decrease in cash and cash equivalents for the three months ended March 31, 1998 and 1997 is $525,000 and $1,064,000, respectively. Net cash provided by operating activities decreased as a result of an increase in accounts receivable and deposits and a decrease in accounts payable as a result of timing of payments to creditors and the payment of property taxes. Partially offsetting these changes is the increase in net income, as discussed above, and an increase in accrued taxes. Net cash used in investing activities decreased due to a decrease in property improvements and replacements which were offset by an increase in withdrawals from restricted escrows. Net cash used in financing activities decreased as a result of a decrease in distributions to partners.

As required by the 1996 refinancings of Quail Hollow, Heritage Pointe and Stone Mountain West, certain capital improvements will be performed in 1998. These projects include repaving and restriping the parking lots, resurfacing the pools, exterior painting, floor covering replacement, appliance replacement and various ADA conversions. These projects will be funded out of the capital reserve accounts. The Partnership has no material capital programs scheduled to be performed in 1998 at Windsor Hills, although certain routine capital and maintenance expenditures have been budgeted. These expenditures will be incurred only if cash is available from operations or reserves.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $11,445,000, net of discount, is amortized over varying periods with required balloon payments ranging from November 15, 2002 to November 1, 2003, at which time the individual properties will either be refinanced or sold. During the three months ended March 31, 1998, the Partnership made a distribution of approximately $800,000. Included in this amount are withholding taxes in the amount of approximately $6,000 which were paid on behalf of the nonresident partners to the state of South Carolina related to the taxable income generated from Quail Hollow in 1997. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves.

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

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.



                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in Superior Court of the State of California for the County of San Mateo. The Plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Corporate General Partner was only recently served with the complaint which it believes to be without merit, and intends to vigorously defend the action.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a)    Exhibits:

             Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       b)    Reports on Form 8-K:

             None filed during the quarter ended March 31, 1998.



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



                             SHELTER PROPERTIES I LIMITED PARTNERSHIP

                             By: Shelter Realty I Corporation
                                 Corporate General Partner


                             By: /s/ William H. Jarrard, Jr.
                                 William H. Jarrard, Jr.
                                 President and Director

                             By: /s/ Ronald Uretta
                                 Ronald Uretta
                                 Vice President and Treasurer

                             Date: April 30, 1998