Form 10QSB
period 1998-06-30
SHELTER PROPERTIES I LTD PARTNERSHIP
filed 1998-07-30
CIK 316220

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1998

                                      or

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
                                  (Unaudited)

                                 June 30, 1998



Assets
  Cash and cash equivalents                                          $  1,712
  Receivables and deposits                                                274
  Restricted escrows                                                    1,004
  Other assets                                                            290
  Investment properties:
     Land                                               $  1,428
     Buildings and related personal property              18,710
                                                          20,138
     Less accumulated depreciation                       (13,900)       6,238

                                                                     $  9,518

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                   $     36
  Tenant security deposit liabilities                                     132
  Accrued property taxes                                                   88
  Other liabilities                                                       257
  Mortgage notes payable                                               11,420

Partners' Deficit
  General partners                                      $    (50)
  Limited partners (15,000 units
     issued and outstanding)                              (2,365)      (2,415)

                                                                     $  9,518

          See Accompanying Notes to Consolidated Financial Statements


b)                        SHELTER PROPERTIES I LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)
                                  (Unaudited)



                                  Three Months Ended     Six Months Ended
                                       June 30,              June 30,
                                   1998       1997       1998       1997
Revenues:
  Rental income                   $1,219    $1,156      $2,475     $2,323
  Other income                        98        84         152        162
     Total revenues                1,317     1,240       2,627      2,485

Expenses:
  Operating                          537       610       1,056      1,161
  General and administrative          48        53         114         83
  Depreciation                       157       154         310        305
  Interest                           238       240         476        481
  Property taxes                      63        64         126        126
     Total expenses                1,043     1,121       2,082      2,156

  Net income                      $  274    $  119      $  545     $  329

Net income allocated
  to general partners (1%)        $    3    $    1      $    5     $    3
Net income allocated
  to limited partners (99%)          271       118         540        326

                                  $  274    $  119      $  545     $  329
Net income per limited
  partnership unit                $18.07    $ 7.86      $36.00     $21.73

          See Accompanying Notes to Consolidated Financial Statements


c)                       SHELTER PROPERTIES I LIMITED PARTNERSHIP

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)
                                  (Unaudited)



                                    Limited
                                  Partnership   General    Limited
                                     Units      Partners   Partners    Total

Original capital contributions     15,000         $  2      $15,000   $ 15,002

Partners' deficit at
  December 31, 1997                15,000         $(48)     $(2,112)  $ (2,160)

Distributions to partners              --           (7)        (793)      (800)

Net income for the six months
  ended June 30, 1998                  --            5          540        545

Partners' deficit at
  June 30, 1998                    15,000         $(50)     $(2,365)  $ (2,415)

          See Accompanying Notes to Consolidated Financial Statements


d)                      SHELTER PROPERTIES I LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)


                                                             Six Months Ended
                                                                 June 30,
                                                              1998        1997
Cash flows from operating activities:
  Net income                                                $   545     $   329
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                310         305
    Amortization of discounts and loan costs                     44          44
    Change in accounts:
    Receivables and deposits                                    (81)         20
    Other assets                                                 13         (30)
    Accounts payable                                           (179)         27
    Tenant security deposit liabilities                           3          (5)
    Accrued property taxes                                       82          17
    Other liabilities                                           (19)        (14)

      Net cash provided by operating activities                 718         693

Cash flows from investing activities:
  Property improvements and replacements                       (211)       (194)
  Withdrawals from (deposits to) restricted escrows              44         (97)

      Net cash used in investing activities                    (167)       (291)

Cash flows from financing activities:
  Payments on mortgage notes payable                            (67)        (62)
  Distributions to partners                                    (800)     (1,258)
  Loan costs paid                                                --         (12)

      Net cash used in financing activities                    (867)     (1,332)

Net decrease in cash and cash equivalents                      (316)       (930)

Cash and cash equivalents at beginning of period              2,028       2,792
Cash and cash equivalents at end of period                  $ 1,712     $ 1,862

Supplemental disclosure of cash flow information:
  Cash paid for interest                                    $   432     $   437

           See Accompanying Notes to Consolidated Financial Statements

e)                   SHELTER PROPERTIES I LIMITED PARTNERSHIP

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Shelter Properties I Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty I Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

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

                                                 Six Months Ended
                                                     June 30,
                                                  (in thousands)
                                                 1998        1997

Net cash provided by operating activities       $ 718       $ 693
  Payments on mortgage notes payable              (67)        (62)
  Property improvements and replacements         (211)       (194)
  Change in restricted escrows, net                44         (97)
  Changes in reserves for net operating
   Liabilities                                    181         (15)
  Additional reserves                            (665)       (325)

      Net cash used in operations               $  --       $  --


At June 30, 1998 and 1997, the Corporate General Partner believed it to be in the best interest of the Partnership to reserve an additional $665,000 and $325,000, respectively, to fund continuing capital improvements and maintenance items at the four properties. Such additional reserves insure adequate liquidity to fund the on-going capital projects at the various properties.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Corporate General Partner is wholly-owned by Insignia Properties Trust ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with Insignia Financial Group, Inc. ("Insignia") and its affiliates were incurred in 1998 and 1997.


                                                              Six Months Ended
                                                                  June 30,
                                                              1998        1997
                                                               (in thousands)

Property management fees (included in operating expenses)     $131        $123
Reimbursement for services of affiliates (included in
  operating, general and administrative expenses and
  investment properties) (1)                                    72          54
Due to general partners                                        101         101

(1) Included in "Reimbursements for services of affiliates" for 1998 is approximately $7,000 of reimbursements for construction oversight costs.

During 1992 a liability of approximately $101,000 was incurred to the general partners for sales commissions earned. Per the Partnership Agreement, this liability can not be paid until certain levels of return are received by the limited partners. As of June 30, 1998, the level of return to the limited partners has not been met.

For the period of January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Corporate General Partner with an insurer unaffiliated with the Corporate General Partner. An affiliate of the Corporate General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Corporate General Partner, which receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Corporate General Partner by virtue of the agent's obligations is not significant.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Corporate General Partner of the Partnership.

On July 21, 1998, Insignia affiliates (the "Purchaser") commenced tender offers for limited partnership interests in six real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 2,400 of the outstanding units of limited partnership interest in the Partnership, at $625 per unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated July 21, 1998 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits(a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on July 21, 1998. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the Corporate General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. In addition, because of these conflicts of interest, including as a result of the Purchaser's affiliation with various Insignia affiliates that provide property management services to the Partnership's properties, the manner in which the Purchaser votes its limited partner interest in the Partnership may not always be consistent with the best interest of the other limited partners.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consists of four apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1998 and 1997:


                                                Average
                                               Occupancy
Property                                   1998         1997

Quail Hollow Apartments
 West Columbia, South Carolina              96%          91%

Windsor Hills Apartments
 Blacksburg, Virginia                       96%          95%

Heritage Pointe Apartments
(Formerly Rome Georgian Apartments)
 Rome, Georgia                              89%          89%

Stone Mountain West Apartments
 Stone Mountain, Georgia                    96%          97%


Results of Operations

The Corporate General Partner attributes the increase in occupancy at Quail Hollow to interior upgrades in the apartments units. The increase is also attributable to roof repairs and replacements and parking lot seal coating which have improved the appearance of the complex.

The Partnership's net income for the three and six month periods ended June 30, 1998, was approximately $274,000 and $545,000, respectively, compared to net income of approximately $119,000 and $329,000, respectively, for the same periods of 1997. The increase in net income is due to an increase in rental income and a decrease in operating expenses, partially offset by an increase in general and administrative expenses. Rental income increased due to increases in occupancy at Quail Hollow Apartments as discussed above along with an increase in average rental rates at all properties. Operating expenses decreased primarily due to a decrease in maintenance expense. Maintenance expense decreased due to the installation of more efficient plumbing fixtures at Windsor Hills, moisture barriers under several buildings at Heritage Pointe and interior building improvements and painting at Heritage Pointe in the first and second quarters of 1997. General and administrative expenses increased due to property valuations performed on the properties and an increase in General Partner reimbursements.

Included in maintenance expense in 1998 and 1997 is approximately $46,000 and $68,000, respectively, of major repairs and maintenance comprised of exterior building improvements, major landscaping, parking lot and window coverings.

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

Liquidity and Capital Resources

At June 30, 1998, the Partnership reported cash and cash equivalents of approximately $1,712,000 compared to approximately $1,862,000 at June 30, 1997. The net decrease in cash and cash equivalents for the six months ended June 30, 1998 and 1997 is approximately $316,000 and $930,000, respectively. Net cash provided by operating activities increased as a result of the increase in net income, as discussed above, and an increase in accrued taxes as a result of the timing of tax payments. Partially offsetting these changes is an increase in accounts receivable and deposits and a decrease in accounts payable as a result of the timing of receipts and payments. Net cash used in investing activities decreased due to an increase in withdrawals from restricted escrows which were offset by an increase in property improvements and replacements. Net cash used in financing activities decreased as a result of a decrease in distributions to partners.

As required by the 1996 refinancings of Quail Hollow, Heritage Pointe and Stone Mountain West, certain capital improvements and maintenance will be performed in 1998. These projects include repaving and restriping the parking lots, resurfacing the pools, exterior painting, floor covering replacement, appliance replacement and various ADA conversions. These projects will be funded out of the capital reserve accounts. As of June 30, 1998 these projects are in process and are in various stages of completion. The Partnership has no material capital programs scheduled to be performed in 1998 at Windsor Hills, although certain routine capital and maintenance expenditures have been budgeted. These expenditures will be incurred only if cash is available from operations or reserves.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $11,420,000, net of discount, is amortized over varying periods with required balloon payments ranging from November 15, 2002 to November 1, 2003, at which time the individual properties will either be refinanced or sold. During the six months ended June 30, 1998, the Partnership made a distribution of approximately $800,000. Included in this amount are withholding taxes in the amount of approximately $6,000 which were paid on behalf of the nonresident partners to the state of South Carolina related to taxable income generated from Quail Hollow in 1997. During the six months ended June 30, 1997, the Partnership made a distribution of approximately $1,250,000. In addition, withholding taxes in the amount of approximately $8,000 were paid on behalf of the partners to the State of South Carolina. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. The Corporate General Partner is evaluating the feasibility making a cash distribution from operations during the third quarter of 1998.

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

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDING

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Corporate General Partner believes the action to be without merit, and intends to vigorously defend it. On June 24, 1998, the Corporate General Partner filed a motion seeking dismissal of the action.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The Corporate General Partner believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition or operations of the Partnership.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a)    Exhibits:

             Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       b)    Reports on Form 8-K:

             None filed during the quarter ended June 30, 1998.



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


                             Date:  July 30, 1998