Form 10QSB
period 1998-09-30
SHELTER PROPERTIES I LTD PARTNERSHIP
filed 1998-11-12
CIK 316220

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


               For the quarterly period ended September 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from.........to.........

                         Commission file number 0-10255


                              SHELTER PROPERTIES I
       (Exact name of small business issuer as specified in its charter)


         South Carolina                                         57-0707398
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                     55 Beattie Place, Post Office Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

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

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

a)
                              SHELTER PROPERTIES I

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)
                                  (Unaudited)

                               September 30, 1998


Assets
  Cash and cash equivalents                                       $  2,174
  Receivables and deposits                                             314
  Restricted escrows                                                   849
  Other assets                                                         276
  Investment properties:
     Land                                            $  1,428
     Buildings and related personal property           18,808
                                                       20,236
     Less accumulated depreciation                    (14,063)       6,173

                                                                  $  9,786

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                $     58
  Tenant security deposit liabilities                                  136
  Accrued property taxes                                               138
  Distribution payable                                                 800
  Other liabilities                                                    266
  Mortgage notes payable                                            11,394

Partners' Deficit
  General partners                                   $    (56)
  Limited partners (15,000 units
     issued and outstanding)                           (2,950)      (3,006)

                                                                  $  9,786

          See Accompanying Notes to Consolidated Financial Statements


b)
                              SHELTER PROPERTIES I

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)
                                  (Unaudited)


                                Three Months Ended   Nine Months Ended
                                   September 30,       September 30,
                                  1998      1997      1998      1997
Revenues:
  Rental income                 $ 1,247   $ 1,200   $ 3,722   $ 3,523
  Other income                       79        67       231       229
     Total revenues               1,326     1,267     3,953     3,752

Expenses:
  Operating                         584       580     1,640     1,741
  General and administrative         49        42       163       125
  Depreciation                      163       160       473       465
  Interest                          237       240       713       721
  Property taxes                     84        63       210       189
     Total expenses               1,117     1,085     3,199     3,241

  Net income                    $   209   $   182   $   754   $   511

Net income allocated
  to general partners (1%)      $     2   $     2   $     7   $     5
Net income allocated
  to limited partners (99%)         207       180       747       506

                                $   209   $   182   $   754   $   511

Net income per limited
  partnership unit              $ 13.80   $ 12.01   $ 49.80   $ 33.74

Distribution per limited
  partnership unit              $ 52.80   $    --   $105.67   $ 83.87

          See Accompanying Notes to Consolidated Financial Statements


c)
                              SHELTER PROPERTIES I

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)
                                  (Unaudited)


                                    Limited
                                  Partnership   General   Limited
                                     Units     Partners  Partners    Total

Original capital contributions     15,000       $     2   $15,000   $15,002

Partners' deficit at
  December 31, 1997                15,000       $   (48)  $(2,112)  $(2,160)

Distributions to partners              --           (15)   (1,585)   (1,600)

Net income for the nine months
  ended September 30, 1998             --             7       747       754

Partners' deficit at
  September 30, 1998               15,000       $   (56)  $(2,950)  $(3,006)

          See Accompanying Notes to Consolidated Financial Statements

d)
                              SHELTER PROPERTIES I

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)


                                                           Nine Months Ended
                                                             September 30,
                                                            1998      1997
Cash flows from operating activities:
  Net income                                              $   754   $   511
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                              473       465
    Amortization of discounts and loan costs                   66        66
    Change in accounts:
    Receivables and deposits                                 (121)      (23)
    Other assets                                               14       (21)
    Accounts payable                                         (157)       16
    Tenant security deposit liabilities                         7        (2)
    Accrued property taxes                                    132        52
    Other liabilities                                         (10)       (9)

      Net cash provided by operating activities             1,158     1,055

Cash flows from investing activities:
  Property improvements and replacements                     (309)     (438)
  Withdrawals from (deposits to) restricted escrows           199      (139)

      Net cash used in investing activities                  (110)     (577)

Cash flows from financing activities:
  Payments on mortgage notes payable                         (102)      (94)
  Distributions to partners                                  (800)   (1,258)
  Loan costs paid                                              --       (12)

      Net cash used in financing activities                  (902)   (1,364)

Net increase (decrease) in cash and cash equivalents          146      (886)

Cash and cash equivalents at beginning of period            2,028     2,792
Cash and cash equivalents at end of period                $ 2,174   $ 1,906

Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $   647   $   655

Supplemental disclosure of non-cash information:
  Distribution to partners                                $   800   $    --

          See Accompanying Notes to Consolidated Financial Statements

e)
                              SHELTER PROPERTIES I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Shelter Properties I Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty I Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Partnership include its one 99.99% owned Partnership. The Partnership may remove the General Partner of the consolidated partnership, therefore, the consolidated partnership is controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

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

                                                 Nine Months Ended
                                                   September 30,
                                                  (in thousands)
                                                1998           1997

Net cash provided by operating activities      $1,158         $1,055
  Payments on mortgage notes payable             (102)           (94)
  Property improvements and replacements         (309)          (438)
  Change in restricted escrows, net               199           (139)
  Changes in reserves for net operating
   Liabilities                                    135            (13)
  Additional reserves                          (1,081)          (371)

      Net cash used in operations              $   --         $   --

At September 30, 1998 and 1997, the Corporate General Partner believed it to be in the best interest of the Partnership to reserve an additional $1,081,000 and $371,000, respectively, to fund continuing capital improvements and maintenance items at the four properties. Such additional reserves insure adequate liquidity to fund the on-going capital projects at the various properties.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. Affiliates of the Corporate General Partner provide property management and asset management services to the Partnership. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Corporate General Partner and its affiliates were incurred in 1998 and 1997.

                                                           Nine Months Ended
                                                             September 30,
                                                            1998      1997
                                                            (in thousands)

Property management fees (included in operating expenses) $195 $184 Reimbursement for services of affiliates (included in operating, general and administrative expenses and
  investment properties) (1)                                 106        90
Due to general partners                                      101       101

(1) Included in "Reimbursements for services of affiliates" for both 1998 and 1997 is approximately $8,000 of reimbursements for construction oversight costs.

During 1992 a liability of approximately $101,000 was incurred to the general partners for sales commissions earned. Pursuant to the Partnership Agreement, this liability can not be paid until certain levels of return are received by the limited partners. As of September 30, 1998, the level of return to the limited partners has not been met.

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

On July 21, 1998, an affiliate of the Corporate General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 2,400 of the outstanding units of limited partnership interest in the Partnership, at $625 per unit, net to the seller in cash. During August 1998, the tender offer was completed and the Purchaser acquired 1,145 units of limited partnership interest in the Partnership representing approximately 7.6% of the total outstanding units of limited partnership interest.

NOTE D - TRANSFER OF CONTROL; SUBSEQUENT EVENT

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control
of the Corporate General Partner.   In addition, AIMCO also acquired
approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the sole shareholder of the Corporate General Partner. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares.
AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Corporate General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consists of four apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1998 and 1997:


                                            Average Occupancy
Property                                    1998        1997

Quail Hollow Apartments
 West Columbia, South Carolina              96%         93%

Windsor Hills Apartments
 Blacksburg, Virginia                       95%         94%

Heritage Pointe Apartments
(Formerly Rome Georgian Apartments)
 Rome, Georgia                              89%         90%

Stone Mountain West Apartments
 Stone Mountain, Georgia                    95%         96%


Results of Operations

The Corporate General Partner attributes the increase in occupancy at Quail Hollow to interior upgrades in the apartments units. The increase is also attributable to roof repairs and replacements and parking lot seal coating which have improved the appearance of the complex.

The Partnership's net income for the three and nine month periods ended September 30, 1998, was approximately $209,000 and $754,000, respectively, compared to net income of approximately $182,000 and $511,000, respectively, for the three and nine month periods ended September 30, 1997. The increase in net income is due to an increase in rental income and a decrease in operating expenses, partially offset by an increase in general and administrative expenses and property taxes. Rental income increased due to an increase in occupancy at Quail Hollow Apartments as discussed above along with average rental rate increases at all properties. Operating expenses decreased primarily due to a decrease in maintenance expense. Maintenance expense decreased due to the installation of more efficient plumbing fixtures at Windsor Hills, moisture barriers under several buildings at Heritage Pointe and interior building improvements and painting at Heritage Pointe, in the first and second quarters of 1997. General and administrative expenses increased due to property valuations performed on the properties and an increase in General Partner reimbursements. Property taxes increased during 1998 due to the unsuccessful appeal for a lower tax rate at the Stone Mountain West Apartments

Included in maintenance expense in 1998 and 1997 is approximately $56,000 and $72,000, respectively, of major repairs and maintenance comprised of exterior building improvements, major landscaping, and parking lot repairs.

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

Liquidity and Capital Resources

At September 30, 1998, the Partnership reported cash and cash equivalents of approximately $2,174,000 compared to approximately $1,906,000 at September 30, 1997. The net increase in cash and cash equivalents for the nine months ended September 30, 1998 is approximately $146,000. The net decrease in cash and cash equivalents for the nine months ended September 30, 1997 is approximately $886,000. Net cash provided by operating activities increased as a result of an increase in net income, as discussed above, an increase in accrued taxes as a result of the loss of appeal for a lower tax rate at Stone Mountain West. Partially offsetting these changes is an increase in accounts receivable and deposits and a decrease in accounts payable as a result of the timing of receipts and payments. Net cash used in investing activities decreased due to an increase in withdrawals from restricted escrows and a decrease in property improvements and replacements. Net cash used in financing activities decreased as a result of the timing of payments of distributions to partners.

As required by the 1996 refinancings of Quail Hollow, Heritage Pointe and Stone Mountain West, certain capital improvements and maintenance will be performed in 1998. These projects include repaving and restriping the parking lots, resurfacing the pools, exterior painting, floor covering replacement, appliance replacement and various ADA conversions. These projects will be funded out of the capital reserve accounts. As of September 30, 1998 these projects are in process and are in various stages of completion. The Partnership has no material capital programs scheduled to be performed in 1998 at Windsor Hills, although certain routine capital and maintenance expenditures have been budgeted. These expenditures will be incurred only if cash is available from operations or reserves.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with federal, state, and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The Corporate General Partner is currently assessing the need for capital improvements at each of the Partnership's properties. To the extent that additional capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely effected at least in the short term. The mortgage indebtedness of approximately $11,394,000, net of discount, is amortized over varying periods with required balloon payments ranging from November 15, 2002 to November 1, 2003. The Corporate General Partner will attempt to refinance such indebtedness or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure. During the nine months ended September 30, 1998, the Partnership made a distribution of approximately $793,000 to the limited partners and $7,000 to the general partners. Included in these amounts is approximately $6,000 of witholding taxes paid on behalf of the nonresident partners to the state of South Carolina related to the taxable income generated from Quail Hollow in 1997. The Partnership made a cash distribution from operations during October 1998 of approximately $792,000 to the limited partners and $8,000 to the general partners, which was accrued in the third quarter of 1998.

During the nine months ended September 30, 1997, the Partnership made a distribution of approximately $1,250,000. In addition, withholding taxes in the amount of approximately $8,000 were paid on behalf of the partners to the State of South Carolina. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit further distributions to its partners in 1998 or subsequent periods.

Transfer of Control; Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control
of the Corporate General Partner.   In addition, AIMCO also acquired
approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the sole shareholder of the Corporate General Partner. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares.
AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Corporate General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE AND THE NATURE AND EFFECTS OF THE YEAR 2000 ON INFORMATION TECHNOLOGY (IT) AND NON-IT SYSTEMS

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the Corporate General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the Corporate General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The Corporate General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

RISK ASSOCIATED WITH THE YEAR 2000

The Corporate General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could
affect the Partnership's operations.   To date, the Corporate General Partner
is not aware of any external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the Corporate General Partner has no means of ensuring that external agents will be Year 2000 compliant. The Corporate General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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



                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDING

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, plaintiffs have recently filed an amended complaint. The Corporate General Partner has filed demurrers to the amended complaint which are scheduled to be heard on January 8, 1999. The Corporate General Partner believes the action to be without merit and intends to vigorously defend it.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES LLC. V. INSIGNIA FINANCIAL GROUP, INC. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). The complaint names as defendants Insignia, several Insignia Affiliates alleged to be managing partners of the Subject Partnerships, the Partnership and the Corporate General Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The Corporate General Partner filed an answer to the complaint on September 15, 1998. The Corporate General Partner believes the claims to be without merit and intends to defend the action vigorously.

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

       b) Reports on Form 8-K:

          None filed during the quarter ended September 30, 1998.



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


                               SHELTER PROPERTIES I LIMITED PARTNERSHIP

                               By:          Shelter Realty I Corporation
                                            Corporate General Partner


                               By:          /s/Patrick Foye
                                            Patrick Foye
                                            Executive Vice President


                               By:          /s/Timothy R. Garrick
                                            Timothy R. Garrick
                                            Vice President - Accounting
                                            (Duly Authorized Officer)


                               Date:        November 12, 1998