Form 10KSB
period 1998-12-31
SHELTER PROPERTIES I LTD PARTNERSHIP
filed 1999-03-26
CIK 316220

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT
                           UNDER SECTION 13 OR 15(D)


                  (As last amended by 34-31905, eff. 4/26/93)

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1998

                                       or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                 For the transition period.........to.........

                         Commission file number 0-10255

                              SHELTER PROPERTIES I
                 (Name of small business issuer in its charter)

       South Carolina                                            57-0707398
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                        55 Beattie Place, P.O. Box 1089
                       Greenville, South Carolina  29602
                    (Address of principal executive offices)
                                 (864) 239-1000
                           Issuer's telephone number

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

State issuer's revenues for its most recent fiscal year.  $5,289,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1998. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.
                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None



                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

Shelter Properties I (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on April 7, 1980. The general partner responsible for management of the Partnership's business is Shelter Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). The only other general partner of the Partnership is N. Barton Tuck, Jr. Mr. Tuck is not an affiliate of the Corporate General Partner and is effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2019 unless terminated prior to such date.

The Registrant is engaged in the business of operating and holding real properties for investment. In 1980, during its acquisition phase, the Registrant acquired seven existing apartment properties. The Registrant continues to own and operate four of these properties (See "Item 2. Description of Properties")

Commencing July 3, 1980, the Registrant offered pursuant to a Registration Statement filed with the Securities and Exchange Commission up to 14,900 Units of Limited Partnership Interest (the "Units") at a purchase price of $1,000 per Unit with a minimum purchase of 5 Units ($5,000). An additional 100 Units were purchased by the Corporate General Partner.

The offering terminated on September 10, 1980. Upon termination of the offering, the Registrant had accepted subscriptions for 15,000 Units, including 100 Units purchased by the Corporate General Partner, for an aggregate of $15,000,000. The Registrant invested approximately $11,000,000 of such proceeds in seven existing apartment properties and thereby completed its acquisition program in December 1980. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

The Registrant has no employees. Management and administrative services are provided by the Corporate General Partner and by agents retained by the Corporate General Partner. These services were provided by affiliates of the Corporate General Partner for the years ended December 31, 1998 and 1997.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Registrant's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Corporate General Partner in such market area, could have a material effect on the rental market for apartments at the Registrant's properties and the rents that may be charged for such apartments. While the Corporate General Partner and its affiliates are a significant factor in the United States in the apartment industry, competition for the apartments is local. In addition, various limited partnerships have been formed by the Corporate General Partner and/or affiliates to engage in business which may be competitive with the Registrant.

The Partnership receives income from its properties and is responsible for operating expenses, capital improvements and debt service payments under mortgage obligations secured by the properties. The Partnership financed its properties primarily through non-recourse debt. Therefore, in the event of default, the lender can generally look only to the subject property for recovery of amounts due.

Both the income and expenses of operating the remaining properties owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the Corporate General Partner. The Corporate General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.


ITEM 2.   DESCRIPTION OF PROPERTIES:

The following table sets forth the Registrant's investments in properties:


                                     Date of
      Property                      Purchase     Type of Ownership       Use
Quail Hollow Apartments              09/01/80  Fee ownership subject  Apartment
 West Columbia, South Carolina                 to first mortgage      215 units

Windsor Hills Apartments             09/01/80  Fee ownership subject  Apartment
 Blacksburg, Virginia                          to first and second    300 units
                                               mortgage (1)

Heritage Pointe Apartments           09/15/80  Fee ownership subject  Apartment
(Formerly Rome Georgian Apartments)            to first mortgage      149 units
 Rome, Georgia

Stone Mountain West Apartments       12/31/80  Fee ownership subject  Apartment
 Stone Mountain, Georgia                       to first mortgage      142 units

(1) Property is held by a Limited Partnership which the Registrant owns a 99.99% interest in.

SCHEDULE OF PROPERTIES:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and federal tax basis.


                             Gross

                           Carrying  Accumulated                   Federal

Property                     Value   Depreciation  Rate  Method   Tax Basis

                                (in thousands)                  (in thousands)


Quail Hollow Apartments     $ 5,483   $ 3,785      5-34   S/L     $ 2,068

Windsor Hills Apartments      6,573     4,589      5-30   S/L       2,208

Heritage Pointe Apartments    3,459     2,482      5-35   S/L       1,181

Stone Mountain West

     Apartments               4,850     3,374      5-37   S/L       1,955

      Totals                $20,365   $14,230                     $ 7,412



See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

SCHEDULE OF PROPERTY INDEBTEDNESS:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                      Principal                                   Principal

                      Balance At    Stated                         Balance

                     December 31,  Interest  Period   Maturity     Due At

Property                 1998        Rate   Amortized   Date    Maturity (2)

                    (in thousands)                             (in thousands)


Quail Hollow          $ 2,850        7.33%    none    11/01/03   $ 2,850

Windsor Hills:

 1st mortgage           4,122        7.60%     (1)    11/15/02     3,489

 2nd mortgage             149        7.60%    none    11/15/02       149

Heritage Pointe         1,400        7.33%    none    11/01/03     1,400

Stone Mountain West     3,000        7.33%    none    11/01/03     3,000

                       11,521

Less unamortized

present value

  discounts              (153)

     Total            $11,368                                    $10,888

(1) The principal and discount are being amortized over 257 months with a balloon payment due November 15, 2002.
(2) See "Item 7, Financial Statements _ Note C" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

RENTAL RATES AND OCCUPANCY:

Average annual rental rate and occupancy for 1998 and 1997 for each property:


                         Average Annual           Average Annual

                          Rental Rates              Occupancy

Property                1998        1997          1998      1997

Quail Hollow          $6,588      $6,432           95%       93%

Windsor Hills          6,102       5,617           96%       96%

Heritage Pointe        5,395       5,297           89%       91%

Stone Mountain West    9,191       8,824           96%       96%


As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes in the area. The Corporate General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. All of the properties are in good physical condition subject to normal depreciation and deterioration as is typical for assets of this type and age.


REAL ESTATE TAXES AND RATES:

Real estate taxes and rates in 1998 for each property were:


                                     1998           1998

                                   Billing          Rate

                               (in thousands)

      Quail Hollow                 $74              28.06%

      Windsor Hills                 76                .96%

      Heritage Pointe               39               3.51%

      Stone Mountain West           81               4.44%


CAPITAL IMPROVEMENTS:

Quail Hollow Apartments

During 1998, the Partnership completed $126,000 of capital improvements at the property, consisting primarily of roof replacements, carpet replacement, and exterior building painting. These improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $315,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $425,000 for 1999 consisting of carpet and vinyl replacement, roof replacements, major landscaping and parking lot repairs.

Heritage Pointe Apartments
During 1998, the Partnership completed $58,000 of capital improvements at the property, consisting primarily of carpet and appliance replacements and building improvements. These improvements were funded primarily from cash flow and Partnership reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $315,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $369,000 for 1999, consisting of various interior and exterior building improvements.

Stone Mountain West Apartments

During 1998, the Partnership completed $135,000 of capital improvements at the property, consisting primarily of swimming pool repairs, perimeter fencing repairs and carpet replacements. These improvements were funded primarily from cash flow and Partnership reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $315,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $155,000 for 1999 consisting of carpet and vinyl replacement, major landscaping, roof replacements and parking lot repairs.

Windsor Hill Apartments

During 1998, the Partnership completed $119,000 of capital improvements at the property, consisting primarily of HVAC condensing units, appliance, carpet and vinyl replacements. These improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $390,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $428,000 for 1999 consisting of carpet and vinyl replacement, exterior building painting and parking lot and pool repairs and appliance replacement.

The capital improvements planned for 1999 at the Partnerships properties will be made only to the extent of cash available from operations and Partnership reserves.


ITEM 3.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Corporate General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES, LLC. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California, county of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's net income.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 1998, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.




                                    PART II


ITEM 5. MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

The Partnership, a publicly-held limited partnership, offered and sold 15,000 limited partnership units aggregating $15,000,000 including 100 units which were purchased by the Corporate General Partner. The Partnership currently has 642 holders of record owning an aggregate of 15,000 Units. Affiliates of the Corporate General Partner own 7,009 units or 46.726% at December 31, 1998. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

During the year ended December 31, 1998 distributions from operations of approximately $1,600,000 ($105.67 per limited partnership unit) were paid to the partners. During the year ended December 31, 1997 a distribution of approximately $1,258,000 ($83.87 per limited partnership unit) was paid all to the limited partners from proceeds as a result of the Partnership's debt refinancing proceeds on three of its four properties. Included in the above distributions were payments of approximately $6,000 and $8,000 which were paid on behalf of the non-resident partners in 1998 and 1997, respectively, to the state of South Carolina in relation to 1997 and 1996 taxable income generated at Quail Hollow. Future cash distributions will depend on the levels of net cash generated from operations, refinancings property sales and the availability of cash reserves. Subsequent to the Partnership's fiscal year-end a distribution from operations of $1,000,000 was paid during January 1999. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners in 1999 or subsequent periods. In addition, the Partnership is restricted from making distributions if the amount in the reserve account at Quail Hollow, Heritage Pointe, and Stone Mountain West maintained by the mortgage lender is less than $300 to $325 per apartment unit at such properties. Windsor Hills is required to maintain a level of $1,000 per apartment unit. The reserve accounts are currently fully funded. See "Item 2. Capital Improvements" and "Item 6. Management's Discussion and Analysis or Plan of Operation" for information relating to anticipated capital expenditures at the properties.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

RESULTS OF OPERATIONS

The Registrant's net income for the year ended December 31, 1998 was $1,065,000 as compared to $465,000 for the year ended December 31, 1997. (See "Note D" of the consolidated financial statements for a reconciliation of these amounts to the Registrant's federal taxable income). The increase in net income was due to an increase in total revenue and a decrease in total expenses. The increase in revenues was due to an increase in rental income which was primarily attributable to the increase in average annual rental rates at all four of the Registrant's investment properties.

Expenses decreased due to a reduction in operating expense, which was partially offset by an increase in both general and administrative expense and property taxes. Operating expense decreased due to the completion during 1997 of (i) installation of more efficient plumbing fixtures at Windsor Hills (ii) moisture barriers under several buildings at Heritage Point, (iii) and interior building improvements and painting at Heritage Pointe. The increase in property taxes is attributable to an increase in the tax rate in 1998 at the Stone Mountain West Apartments after an unsuccessful appeal for a lower rate.

The increase in general and administrative expense is primarily attributable to payments made in connection with property valuations performed on the properties and an increase in Corporate General Partner reimbursements. Depreciation and interest expense remained relatively constant for the comparable periods. Included in general and administrative expenses at both December 31, 1998 and 1997 are management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

As part of the ongoing business plan of the Registrant, the Corporate General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Registrant from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Registrant from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Registrant had cash and cash equivalents of approximately $1,682,000 as compared to approximately $2,028,000 at December 31, 1997. The decrease in cash and cash equivalents is due to approximately $284,000 of cash used in investing activities and approximately $1,737,000 of cash used in financing activities, which was partially offset by approximately $1,675,000 of cash provided by operating activities. Cash used in investing activities consisted of capital improvements, which was offset by withdrawals from escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted primarily partner distribution and to a lesser extent payments of principal made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Registrant has budgeted approximately $1,377,000 in capital improvements for the Registrant's properties in 1999. Budgeted capital improvements at Quail Hollow include roof, gutters, and downspout replacements, landscaping and irrigation parking lot repairs. Budgeted capital improvements at Heritage Pointe Apartments consist of various interior and exterior building improvements. Budgeted capital improvements at Stone Mountain West consist of landscaping and irrigation and roof replacements and pool repairs. Budgeted capital improvements at Windsor Hills consist of exterior building painting and parking lot and pool repairs. The capital expenditures will be made only if cash is available from operations or from partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short terms.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $11,368,000, net of discount, is amortized over varying periods with required balloon payments ranging from November 15, 2002 to November 1, 2003. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such property through foreclosure.

Cash distributions from operations of approximately $1,600,000 were made to the Partners during the year ended December 31, 1998. A distribution of approximately $1,258,000 from the proceeds received from refinancing three of the Partnership's four properties in 1996 was made all to the limited partners during the year ended December 31, 1997. Included in the above distribution was payments of approximately $6,000 and $8,000 which were paid on behalf of the non-resident partners in 1998 and 1997, respectively, to the state of South Carolina in relation to 1997 and 1996 taxable income generated at Quail Hollow. During the first quarter of 1999, the Registrant made a distribution in the aggregate amount of approximately $1,000,000 from operations. The Registrant's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations to permit further distributions to its partners in 1999 or subsequent periods.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Corporate General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.



ITEM 7.  FINANCIAL STATEMENTS


SHELTER PROPERTIES I

LIST OF FINANCIAL STATEMENTS


       Report of Ernst & Young LLP, Independent Auditors

       Consolidated Balance Sheet - December 31, 1998

       Consolidated Statements of Operations - Years ended December 31, 1998 and 1997

       Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 1998 and 1997

       Consolidated Statements of Cash Flows - Years ended December 31, 1998 and 1997

       Notes to Consolidated Financial Statements













               Report of Ernst & Young LLP, Independent Auditors




The Partners
Shelter Properties I


We have audited the accompanying consolidated balance sheet of Shelter Properties I as of December 31, 1998, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties I at December 31, 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 3, 1999




                              SHELTER PROPERTIES I

                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except per unit data)

                               December 31, 1998






Assets

  Cash and cash equivalents                                          $ 1,682

  Receivables and deposits                                               268

  Restricted escrows                                                     894

  Other assets                                                           260

  Investment properties (Notes C & F):

     Land                                               $  1,428

     Buildings and related personal property              18,937

                                                          20,365

     Less accumulated depreciation                       (14,230)      6,135


                                                                     $ 9,239


Liabilities and Partners' Deficit


Liabilities

  Accounts payable                                                   $    85

  Tenant security deposit liabilities                                    134

  Accrued property taxes                                                  74

  Other liabilities                                                      273

  Mortgage notes payable (Note C)                                     11,368


Partners' Deficit

  General partners'                                     $    (52)

  Limited partners' (15,000 units

     issued and outstanding)                              (2,643)     (2,695)


                                                                     $ 9,239



          See Accompanying Notes to Consolidated Financial Statements






                              SHELTER PROPERTIES I

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                                  Years Ended December 31,

                                                     1998           1997

Revenues:

 Rental income                                     $ 4,998        $ 4,749

 Other income                                          291            313

   Total revenues                                    5,289          5,062


Expenses:

 Operating                                           2,146          2,577

 General and administrative                            217            174

 Depreciation                                          640            638

 Interest                                              950            960

 Property taxes                                        271            248

   Total expenses                                    4,224          4,597



Net income (Note D)                                $ 1,065        $   465


Net income allocated to general partners (1%)      $    11        $     5

Net income allocated to limited partners (99%)       1,054            460

                                                   $ 1,065        $   465


Net income per limited partnership unit            $ 70.27        $ 30.67


Distributions per limited partnership unit         $105.67        $ 83.87


          See Accompanying Notes to Consolidated Financial Statements




                              SHELTER PROPERTIES I

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                  Limited

                                Partnership   General    Limited

                                   Units     Partners'  Partners'    Total


Original capital contributions      15,000     $  2       $15,000   $15,002


Partners' deficit at

  December 31, 1996                 15,000     $(53)      $(1,314)  $(1,367)


Distributions paid                      --       --        (1,258)   (1,258)


Net income for the year ended

  December 31, 1997                     --        5           460       465


Partners' deficit at

  December 31, 1997                 15,000      (48)       (2,112)   (2,160)


Distributions paid                      --      (15)       (1,585)   (1,600)


Net income for the year ended

  December 31, 1998                     --       11         1,054     1,065


Partners' deficit at

  December 31, 1998                 15,000     $(52)      $(2,643)  $(2,695)


          See Accompanying Notes to Consolidated Financial Statements






                              SHELTER PROPERTIES I

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                      Years Ended December 31,

                                                          1998         1997

Cash flows from operating activities:

  Net income                                            $ 1,065      $   465

  Adjustments to reconcile net income to

   net cash provided by operating activities:

    Depreciation                                            640          638

    Amortization of discounts and loan costs                 88           89

    Change in accounts:

      Receivables and deposits                              (75)          88

      Other assets                                           17          (11)

      Accounts payable                                     (130)         151

      Tenant security deposit liabilities                     5           (3)

      Accrued property taxes                                 68          (65)

      Other liabilities                                      (3)          13


       Net cash provided by operating activities          1,675        1,365


Cash flows from investing activities:

  Property improvements and replacements                   (438)        (623)

  Net withdrawals from (deposits to) restricted

    escrows                                                 154         (109)

       Net cash used in investing activities               (284)        (732)


Cash flows from financing activities:

  Payments on mortgage notes payable                       (137)        (127)

  Loan costs paid                                            --          (12)

  Distributions paid                                     (1,600)      (1,258)


       Net cash used in financing activities             (1,737)      (1,397)


Net decrease in cash and cash equivalents                  (346)        (764)


Cash and cash equivalents at beginning of period          2,028        2,792

Cash and cash equivalents at end of period              $ 1,682      $ 2,028

Supplemental disclosure of cash flow information:

  Cash paid for interest                                $   862      $   872



          See Accompanying Notes to Consolidated Financial Statements




                              SHELTER PROPERTIES I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: Shelter Properties I (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on April 7, 1980. The general partner responsible for management of the Partnership's business is Shelter Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). The only other general partner of the Partnership is N. Barton Tuck, Jr. Mr. Tuck is not an affiliate of the Corporate General Partner and is effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). See "Note B - Transfer of Control." The directors and officers of the Corporate General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2019 unless terminated prior to such date. The Partnership commenced operations on September 1, 1980, and completed its acquisition of apartment properties on December 31, 1980. The Partnership operates four apartment properties located in the South and Southeast.

Principles of Consolidation: The consolidated financial statements include all of the accounts of the Partnership and its 99.99% owned partnership. The general partner of the consolidated partnership is Shelter Realty I Corporation. Shelter Realty I Corporation may be removed by the Registrant; therefore, the consolidated partnership is controlled and consolidated by the Registrant. All significant interpartnership balances have been eliminated.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Cash Distributions: Cash distributions by the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement. The Partnership Agreement provides that net cash from operations means revenue received less operating expenses paid, adjusted for certain specified items which primarily include mortgage payments on debt, property improvements and replacements not previously reserved, and the effects of other adjustments to reserves including reserve amounts deemed necessary by the Corporate General Partner. In the following notes to consolidated financial statements, whenever net cash provided by operations is used, it has the aforementioned meaning. The following is a reconciliation of the subtotal in the accompanying consolidated statements of cash flows captioned "net cash provided by operating activities" to "net cash from operations", as defined in the Partnership Agreement. However, "net cash from operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.


                                                   1998           1997

Net cash provided by operating activities       $1,675         $1,365

   Property improvements and replacements         (438)          (623)

   Payments on mortgage notes payable             (137)          (127)

   Changes in reserves for net operating

       liabilities                                 118           (173)

   Changes in restricted escrows, net              154           (109)

   Additional operating reserves                  (372)            --

       Net cash from operations                 $1,000         $  333


The Corporate General Partner believed it to be in the best interest of the Partnership to reserve an additional $372,000 at December 31, 1998 to fund continuing capital improvements at its investment properties. At December 31, 1997 no such amounts were reserved.

Distributions made from reserves no longer considered necessary by the general partners are considered to be additional net cash from operations for allocation purposes. Cash distributions of approximately $1,600,000 (operations) and approximately $1,258,000 (refinance proceeds) were made during the years ended December 31, 1998 and 1997, respectively. During the first quarter of 1999, the Partnership made a distribution in the amount of approximately $1,000,000 from operations.

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

Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the reserve account until the reserve account is funded in an amount equal to $300 to $325 per apartment unit for Quail Hollow, Stone Mountain West, and Heritage Pointe for a total of $164,500. The mortgage agreement stipulates a reserve of $1,000 per apartment unit at Windsor Hills for a total of $300,000. As of December 31, 1998, the Partnership has deposits of approximately $600,000 in its reserve accounts.

Undistributed Net Proceeds from Property Sales: At December 31, 1998, undistributed proceeds from property sales amounted to approximately $101,000 which is payable to the general partners for related sales commissions when certain levels of return are received by the limited partners.

Distributions Payable: During 1998 and 1997, the Partnership reported taxable income related to Quail Hollow. The 1996 tax of approximately $8,000 was paid to the State of South Carolina during 1997. The 1997 tax of approximately $6,000 was paid to the State of South Carolina during 1998.

Allocation of Profits, Gains and Losses: Profits, gains and losses of the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement.

Profits, not including gains from property dispositions, are allocated as if they were distributions of net cash from operations.

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

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net income as shown in the statements of operations and changes in partners' deficit for 1998 and 1997 were allocated 99% to the limited partners and 1% to the general partners. Net income per limited partnership unit for each such year was computed as 99% of net income divided by 15,000 average units outstanding.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Other Reserves: The general partners may designate a portion of cash generated from operations as "other reserves" in determining net cash used in operations. The general partners designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The changes in the other reserves during 1998 and 1997 were approximately $118,000 increase and approximately $173,000 decrease, respectively, which amounts were determined by considering changes in the balances of receivables and deposits, other assets, accounts payable, tenant security deposit liabilities, accrued taxes and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Cash and Cash Equivalents: Includes cash on hand and in banks, money market funds, and certificates of deposit with original maturities less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Restricted Escrows:

 Capital Replacement Reserves - In connection with the refinancing of Quail Hollow, Heritage Pointe and Stone Mountain West Apartments in 1996, approximately $606,000 of the proceeds were designated as a Repair Escrow for the funding of required capital improvements and repairs as noted in the loan documents. At December 31, 1998, approximately $289,000 remained in the account.

 Replacement Reserves - In connection with the 1996 refinancings, each property deposits between $300 and $325 per unit per year with the mortgage company to establish and maintain a Replacement Reserve designated for repairs and replacements at the properties. At December 31, 1998 this reserve totaled approximately $256,000.

 Reserve Account - A general Reserve Account was established in 1992 with the refinancing proceeds for Windsor Hills. This fund was established to cover necessary repairs and replacements of existing improvements, debt service, out of pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from Windsor Hills to its Reserve Account until it equals $1,000 per apartment unit or $300,000 in total. The balance at December 31, 1998, is approximately $344,000, which includes interest earned on these funds.

Escrows for Taxes and Insurance: All tax escrow funds are designated for the payment of real estate taxes and are held by the Partnership. These funds totaled approximately $113,000 and are included in receivables and deposits.

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

Loan Costs: Loan costs of approximately $426,000 less accumulated amortization of approximately $176,000, are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the unit and is current on its rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the Corporate General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Investment Properties: Investment properties consist of four apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 1998 or 1997.

Segment Reporting: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.
See "Note G" for detailed disclosure.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $46,000 and $59,000 for the years ended December 31, 1998 and 1997, respectively were charged to operating expense as incurred.

Reclassifications: Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the Corporate General Partner. The Corporate General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - MORTGAGE NOTES PAYABLE

The principle terms of mortgage notes payable are as follows:


                   Principal    Monthly                        Principal

                   Balance At   Payment    Stated               Balance

                  December 31, Including  Interest Maturity     Due At

Property              1998      Interest    Rate     Date      Maturity

                        (in thousands)                        (in thousands)


Quail Hollow        $ 2,850       $ 17      7.33%  11/01/03     $2,850

Windsor Hills:

 1st mortgage         4,122         38      7.60   11/15/02      3,489

 2nd mortgage           149          1      7.60   11/15/02        149


Heritage Pointe       1,400          9      7.33   11/01/03      1,400


Stone Mountain        3,000         18      7.33   11/01/03      3,000
West

                     11,521       $ 83

Less unamortized

   discounts           (153)

   Total            $11,368                                    $10,888


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

The mortgage notes payable are non-recourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. Prepayment penalties are required if repaid prior to maturity. Further the properties may not be sold subject to existing indebtedness.

The estimated fair values of the Partnership's aggregated debt is approximately $11,521,000. This estimate is not necessarily indicative of the amounts the Partnership may pay in actual market transactions.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1998, are as follows (in thousands):


 1999                     $   148

 2000                         160

 2001                         172

 2002                       3,791

 2003                       7,250

Thereafter                     --

                          $11,521


NOTE D - INCOME TAXES

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands except unit data):


                                                     1998          1997

Net income as reported                            $ 1,065      $   465

Add (deduct):

   Amortization of present value discounts              1           (1)

   Depreciation differences                            40           19

   Change in prepaid rental                           (60)          95

   Other                                               28          (16)


Federal taxable income                            $ 1,074      $   562


Federal taxable income per limited

   partnership unit                               $ 70.88      $ 37.09


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):


Net deficit as reported           $(2,695)

Land and buildings                  1,891

Accumulated depreciation             (614)

Syndication fees                    1,895

Other                                 196

Net assets - tax basis            $   673


NOTE E - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent upon the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Corporate General Partner and affiliates during the year ended December 31, 1998 and 1997:


                                                              1998      1997

                                                              (in thousands)

Property management fees (included in operating expenses)    $ 262      $ 249

Reimbursement for services of affiliates,

 (included in general and administrative, operating expenses

 and investment properties) (1)                                138        129

Due to general partners                                        101        101


(1) Included in "reimbursements for services of affiliates" for the years ended December 31, 1998 and 1997, is approximately $8,000 and $13,000, respectively, in reimbursements for construction oversight costs.

During the years ended December 31, 1998 and 1997, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of Registrant's properties for providing property management services. The Registrant paid to such affiliates $262,000 and $249,000 for the years ended December 31, 1998 and 1997 respectively.

An affiliate of the Corporate General Partner, received reimbursement of accountable administrative expenses amounting to approximately $138,000 and $129,000 for the years ended December 31, 1998 and 1997, respectively.

On July 21, 1998, an affiliate of the Corporate General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 2,400 of the outstanding units of limited partnership interest in the Partnership at $625 per Unit, net to the seller in cash. The Purchaser acquired 1,145 units pursuant to this tender offer. As a result of this purchase, AIMCO currently owns, through its affiliates, a total of 7,009 limited partnership units or 46.726%.
Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

For the period of January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Corporate General Partner with an insurer unaffiliated with the Corporate General Partner. An affiliate of the Corporate General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Corporate General Partner, which receives payment on these obligations from the agent.
The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Corporate General Partner by virtue of the agent's obligations is not significant.

NOTE F - REAL ESTATE AND ACCUMULATED DEPRECIATION

Investment Properties


                                                      Initial Cost

                                                     To Partnership

                                                      (in thousands)


                                                           Buildings         Cost

                                                          and Related     Capitalized

                                                            Personal     Subsequent to

Description                     Encumbrances     Land       Property      Acquisition

                                (in thousands)                          (in thousands)


Quail Hollow Apartments

 West Columbia, South Carolina   $ 2,850       $  459      $ 3,754        $ 1,270


Windsor Hills Apartments

 Blacksburg, Virginia              4,271          520        4,575          1,478


Heritage Pointe Apartments

 Rome, Georgia                     1,400          239        2,410            810


Stone Mountain West Apartments

 Stone Mountain, Georgia           3,000          210        3,408          1,232


   Totals                        $11,521       $1,428      $14,147        $ 4,790





                            Gross Amount At Which Carried

                                 At December 31, 1998

                                    (in thousands)


                                        Buildings

                                           And

                                         Related

                                         Personal               Accumulated    Date of        Date     Depreciable

     Description                 Land    Property     Total     Depreciation Construction   Acquired    Life-Years

                                                               (in thousands)


Quail Hollow Apartments

 West Columbia, South Carolina  $  459   $ 5,024   $ 5,483       $ 3,785         1973     09/01/80         5-34


Windsor Hill Apartments

 Blacksburg, Virginia              520     6,053     6,573         4,589         1973     09/01/80         5-30


Heritage Pointe Apartments

 Rome, Georgia                     239     3,220     3,459         2,482      1967-1970   09/15/80         5-35


Stone Mountain West Apts.

 Stone Mountain, Georgia           210     4,640     4,850         3,374         1972     12/31/80         5-37

   Totals                       $1,428   $18,937   $20,365       $14,230




Reconciliation of "Real Estate and Accumulated Depreciation":


                                                  Years Ended December 31,

                                                     1998            1997

                                                        (in thousands)

Real Estate


Balance at beginning of year                      $19,927         $19,304

   Property improvements                              438             623

Balance at end of Year                            $20,365         $19,927


Accumulated Depreciation


Balance at beginning of year                      $13,590         $12,952

   Additions charged to expense                       640             638

Balance at end of Year                            $14,230         $13,590


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1998 and 1997 is approximately $22,256,000 and $21,818,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1998 and 1997, is approximately $14,844,000 and $14,244,000.

NOTE G - SEGMENT REPORTING

DESCRIPTION OF THE TYPES OF PRODUCTS AND SERVICES FROM WHICH THE REPORTABLE SEGMENT DERIVES ITS REVENUE

As defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the "Partnership" has one reportable segment: residential properties. The Partnership's residential property segment consists of four apartment complexes located in three states in the United States. The Partnership rents apartment units to people for terms that are typically twelve months or less.

MEASUREMENT OF SEGMENT PROFIT OR LOSS

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

FACTORS MANAGEMENT USED TO IDENTIFY THE ENTERPRISE'S REPORTABLE SEGMENT

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties are managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years 1998 and 1997 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

               1998                  RESIDENTIAL     OTHER       TOTALS

Rental income                         $ 4,998       $    --     $ 4,998
Other income                              266            25         291
Interest expense                          950            --         950
Depreciation                              640            --         640
General and administrative expense         --           217         217
Segment profit (loss)                   1,257          (192)      1,065
Total assets                            8,415           824       9,239
Capital expenditures for
  investment properties                   438            --         438


               1997                  RESIDENTIAL     OTHER       TOTALS

Rental income                         $ 4,749       $    --    $  4,749
Other income                              263            50         313
Interest expense                          960            --         960
Depreciation                              638            --         638
General and administrative expense         --           174         174
Segment profit (loss)                     589          (124)        465
Total assets                            8,799         1,137       9,936
Capital expenditures for
  investment properties                   623             --        623

NOTE H - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Corporate General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES, LLC. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California, county of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's net income.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Registrant has no officers or directors. The Individual and Corporate General Partners are as follows:

Individual General Partner - N. Barton Tuck, Jr., age 60, is the Individual General Partner of the Registrant. Mr. Tuck is Chairman of GolfSouth Management, Inc. Until August 1990, he served as Chairman and Chief Executive Officer of U.S. Shelter Corporation ("Shelter"), the former parent of AmReal Corporation (parent of the Corporate General Partner of the Partnership). For six years prior to 1966, Mr. Tuck was employed in Greenville, South Carolina by the certified public accounting firm of S.D. Leidesdorf & Company. From 1966 to 1970, he was a registered representative with the investment banking firm of Harris Upham & Co., Inc. in Greenville, South Carolina. Since 1970, Mr. Tuck has been engaged in arranging equity investments for individuals and partnerships. Mr. Tuck is a graduate of the University of North Carolina. Mr. Tuck has delegated to the Corporate General Partner all of his authority, as a general partner of the Partnership, to manage and control the Partnership and its business and affairs.

Corporate General Partner - The names and ages of, as well as the positions and offices held by, the executive officers and directors of Shelter Realty Corporation are set forth below. There are no family relationships between or among any officers or directors.

        Name            Age                            Position

Patrick J. Foye         41          Executive Vice President and Director

Timothy R. Garrick      42          Vice President - Accounting and Director

Patrick J. Foye has been Executive Vice President and Director of the Corporate General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting and Director of AIMCO and Vice President-Accounting and Director of the Corporate General Partner since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney. Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

ITEM 10.  EXECUTIVE COMPENSATION

Neither the individual general partner nor any of the directors and officers of the Corporate General Partner received any remuneration from the Registrant.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as noted below, as of December 31, 1998, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1998.


                                        Number

  Entity                               of Units           Percentage


 Cooper River Properties, LLC

  (an affiliate of AIMCO)                1,145               7.633%

 Insignia Properties LP (an affiliate

  of AIMCO)                              5,864              39.093%


Cooper River Properties LLC and Insignia Properties LP are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

No director or officer of the Corporate General Partner owns any Units. The Corporate General Partner owns 100 Units as required by the terms of the partnership agreement governing the Partnership.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The individual general partner and the Corporate General Partner received cash distributions of $6,000 and $9,000 from operations as general partners during the year ended December 31, 1998. The general partner did not receive any proceeds from cash distributions during 1997 as distributions were from refinancing proceeds. For a description of the share of cash distributions from operations, if any, to which the general partners are entitled, reference is made to Item 7, Financial Statements - Note A - Allocation of Cash Distributions and Allocation of Profits, Gains, and Losses.

The Partnership has no employees and is dependent upon the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Corporate General Partner and affiliates during the year ended December 31, 1998 and 1997:


                                                            1998       1997

                                                             (in thousands)

Property management fees (included in operating expenses)  $ 262      $ 249

Reimbursement for services of affiliates,

 (included in general and administrative, operating

 expenses and investment properties) (1)                     138        129

Due to general partners                                      101        101


(1) Included in "reimbursements for services of affiliates" for the years ended December 31, 1998 and 1997, is approximately $8,000 and $13,000, respectively, in reimbursements for construction oversight costs.

During the years ended December 31, 1998 and 1997, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of Registrant's properties for providing property management services. The Registrant paid to such affiliates $262,000 and $249,000 for the years ended December 31, 1998 and 1997 respectively.

An affiliate of the Corporate General Partner, received reimbursement of accountable administrative expenses amounting to approximately $138,000 and $129,000 for the years ended December 31, 1998 and 1997, respectively.

On July 21, 1998, an affiliate of the Corporate General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 2,400 of the outstanding units of limited partnership interest in the Partnership at $625 per Unit, net to the seller in cash. The Purchaser acquired 1,145 units pursuant to this tender offer. As a result of this purchase, AIMCO currently owns, through its affiliates, a total of 7,009 limited partnership units or 46.726%.
Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

For the period of January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Corporate General Partner with an insurer unaffiliated with the Corporate General Partner. An affiliate of the Corporate General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Corporate General Partner, which receives payment on these obligations from the agent.
The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Corporate General Partner by virtue of the agent's obligations is not significant.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     (b)  Reports on Form 8-K filed in the fourth quarter of fiscal year 1998:
          Current Report on Form 8-K dated October 1, 1998 filed on October 16, 1998 disclosing the change in control of Registrant from Insignia Financial Group, Inc. to AIMCO.



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              SHELTER PROPERTIES I

                              By:   Shelter Realty Corporation
                                    Corporate General Partner


                              By:   /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive Vice President

                              By:   /s/Timothy R. Garrick
                                    Timothy R. Garrick
                                    Vice President - Accounting

                             Date:  March 26, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.





/s/Patrick J. Foye                   Date:   March 26, 1999
Patrick J. Foye
Executive Vice President and Director


/s/Timothy R. Garrick                Date:   March 26, 1999
Timothy R. Garrick
Vice President - Accounting
and Director




                                 EXHIBIT INDEX


EXHIBIT

2.1 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT (incorporated by reference to Exhibit 2.1 of IPT's Current Report on Form 8-K, File No. 1-14179, dated October 1, 1998).

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

               (G) Multifamily Note dated May 11, 1994 between Shelter Properties I and Financial Federal Savings Bank relating to Rome Georgian Apartments. *****

               (H) Multifamily Deed to secure debt, assignments of rents and security agreement, dated May 11, 1994 between Shelter Properties I and Financial Federal Savings Bank securing Rome Georgian Apartments. *****

               (I) Multifamily Note secured by a Mortgage or Deed of Trust dated November 1, 1996, between Shelter Properties I and Lehman Brothers Holdings, Inc., d/b/a Lehman Capital, a Division of Lehman Brothers Holdings Inc., relating to Quail Hollow Apartments.

               (J) Multifamily Note secured by a Mortgage or Deed of Trust dated November 1, 1996, between Shelter Properties I and Lehman Brothers Holdings, Inc., d/b/a Lehman Capital, a Division of Lehman Brothers Holdings Inc., relating to Rome Georgian Apartments.

               (K) Multifamily Note secured by a Mortgage or Deed of Trust dated November 1, 1996, between Shelter Properties I and Lehman Brothers Holdings, Inc., d/b/a Lehman Capital, a Division of Lehman Brothers Holdings Inc., relating to Stone Mountain West.

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



                                   EXHIBIT 22


                              SHELTER PROPERTIES I

                                SUBSIDIARY LIST



                                     State of Incorporation/
        Name of Subsidiary                  Formation                Date

Windsor I Limited Partnership                Delaware                1992

Shelter I GP Limited Partnership                                     1992