Form 10QSB
period 1999-03-31
SHELTER PROPERTIES I LTD PARTNERSHIP
filed 1999-05-04
CIK 316220

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


                 For the quarterly period ended March 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the transition period from          to

                         Commission file number 0-10260


                             SHELTER PROPERTIES III
       (Exact name of small business issuer as specified in its charter)


         South Carolina                                          57-0718508
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

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

a)
                             SHELTER PROPERTIES III

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)
                                  (Unaudited)

                                 March 31, 1999



Assets

  Cash and cash equivalents                                      $ 1,065

  Receivables and deposits                                           244

  Restricted escrows                                                 860

  Other assets                                                       227

  Investment properties:

Land                                                  $  1,281

Buildings and related personal property                 25,018

                                                        26,299

     Less accumulated depreciation                     (15,373)   10,926

                                                                 $13,322

Liabilities and Partners' Capital (Deficit)


Liabilities

  Accounts payable                                               $    73

  Tenant security deposit liabilities                                102

  Accrued property taxes                                              93

  Other liabilities                                                  410

  Mortgage notes payable                                           8,049


Partners' Capital (Deficit)

  General partners                                    $    (87)

  Limited partners (55,000 units

     issued and outstanding)                             4,682     4,595


                                                                 $13,322

          See Accompanying Notes to Consolidated Financial Statements


b)
                             SHELTER PROPERTIES III

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                  (Unaudited)





                                        Three Months Ended
                                             March 31,

                                       1999        1998

Revenues:

  Rental income                       $1,279      $1,238

  Other income                            85          87

     Total revenues                    1,364       1,325


Expenses:

  Operating                              561         571

  General & administrative                55          52

  Depreciation                           230         222

  Interest                               185         188

  Property taxes                          95          92

     Total expenses                    1,126       1,125


  Net income                          $  238      $  200


Net income allocated

  to general partners (1%)            $    2      $    2

Net income allocated

  to limited partners (99%)              236         198

                                      $  238      $  200

Net income per limited

  partnership unit                    $ 4.29      $ 3.60

Distributions per limited

  partnership unit                    $   --      $ 9.00

 See Accompanying Notes to Consolidated Financial Statements


c)
                             SHELTER PROPERTIES III

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)
                                  (Unaudited)




                                    Limited

                                  Partnership   General    Limited

                                     Units     Partners    Partners    Total


Original capital contributions     55,000     $     2      $27,500    $27,502


Partners' (deficit) capital

  at December 31, 1998             55,000     $   (89)     $ 4,446    $ 4,357


Net income for the three months

  ended March 31, 1999                 --           2          236        238


Partners' (deficit) capital

  at March 31, 1999                55,000     $   (87)     $ 4,682    $ 4,595

          See Accompanying Notes to Consolidated Financial Statements


d)
                             SHELTER PROPERTIES III

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)


                                                         Three Months Ended

                                                              March 31,

                                                           1999      1998

Cash flows from operating activities:

  Net income                                             $   238  $  200

  Adjustments to reconcile net income to net cash

  provided by operating activities:

Depreciation                                                 230     222

Amortization of discounts and loan costs                      25      24

Change in accounts:

  Receivables and deposits                                   166     (82)

  Other Assets                                               (47)     18

  Accounts payable                                            12     (63)

  Tenant security deposit liabilities                         (7)      1

  Accrued property taxes                                    (159)     92

  Other liabilities                                           20     (15)


      Net cash provided by operating activities              478     397


Cash flows from investing activities:

  Property improvements and replacements                     (67)    (67)

  Net withdrawal from (deposits to) restricted escrows        86      (4)


      Net cash provided by (used in) investing

         activities                                           19     (71)

Cash flows from financing activities:

  Payments on mortgage notes payable                         (62)    (58)

  Partners' distributions                                     --    (500)


 Net cash used in financing activities                       (62)   (558)


Net increase (decrease) in cash and cash equivalents         435    (232)


Cash and cash equivalents at beginning of period             630   1,624

Cash and cash equivalents at end of period               $ 1,065  $1,392

Supplemental disclosure of cash flow information:

  Cash paid for interest                                 $   160  $  164

          See Accompanying Notes to Consolidated Financial Statements



e)
                             SHELTER PROPERTIES III

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Shelter Properties III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty III Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

PRINCIPLES OF CONSOLIDATION

The financial statements include all the accounts of the Partnership and its 99.99% owned partnership. The general partner of the consolidated partnership is Shelter Realty III Corporation. Shelter Realty III Corporation may be removed by the Registrant; therefore, the consolidated partnership is controlled and consolidated by the Registrant. All significant interpartnership balances have been eliminated.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998, and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust ("AIMCO"), with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Corporate General Partner. The Corporate General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - RECONCILIATION OF CASH FLOWS

The following is a reconciliation of the subtotal in the accompanying consolidated statements of cash flows captioned "net cash provided by operating activities" to "net cash from operations," as defined in the Partnership Agreement. However, "net cash from operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.


                                                 Three Months Ended

                                                     March 31,

                                                 1999          1998

                                                   (in thousands)


Net cash provided by operating activities     $  478        $  397

  Payments on mortgage notes payable             (62)          (58)

  Property improvements and replacements         (67)          (67)

  Change in restricted escrows, net               86            (4)

  Changes in reserves for net operating

   liabilities                                    15            49

  Additional reserves                           (450)         (317)


      Net cash used in operations             $   --        $   --


The Corporate General Partner reserved approximately $450,000 and $317,000 on March 31, 1999 and 1998, respectively, to fund capital improvements and repairs at its properties.

NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the Corporate General Partner and affiliates during the three months ended March 31, 1999 and 1998.


                                                          Three Months Ended

                                                              March 31,

                                                            1999      1998

                                                            (in thousands)


Property management fees (included in operating expenses)  $  70     $ 68

Reimbursement for services of affiliates (included in

 operating, general and administrative expenses and

 investment properties) (1)                                   27       34

Due to general partner                                       185      185

Due from general partner                                      11       11



(1) Included in "Reimbursement for services of affiliates" for the three months ended March 31, 1998, is approximately $3,000, in reimbursements for construction oversight costs. There were no such costs incurred for the three months ended March 31, 1999.

During the three months ended March 31, 1999 and 1998, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $70,000 and $68,000 for the three months ended March 31, 1999 and 1998, respectively.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $27,000 and $34,000 for the three months ended March 31, 1999 and 1998, respectively.

During 1986 a liability of approximately $185,000 was incurred to the general partners for sales commissions earned. Pursuant to the Partnership Agreement, this liability cannot be paid until certain levels of returns are received by the limited partners. As of March 31, 1999, the level of return to the limited partners has not been met.

On September 26, 1997, an affiliate of the General Partner purchased Lehman Brothers Class "D" subordinated bonds of SASCO, 1992-M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including Essex Park Apartments, Colony House Apartments, and Willowick Apartments owned by the Partnership.

NOTE E - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenue

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of four apartment complexes located in Georgia, South Carolina and Tennessee. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss

The Partnership evaluates performance based on net operating income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies described in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties are managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three months ended March 31, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

               1999                  RESIDENTIAL     OTHER       TOTALS

Rental income                         $ 1,279       $    --     $ 1,279
Other income                               81             4          85
Interest expense                          185            --         185
Depreciation                              230            --         230
General and administrative expense         --            55          55
Segment profit (loss)                     289           (51)        238
Total assets                           12,785           537      13,322
Capital expenditures for
  investment properties                    67            --          67


               1998                  RESIDENTIAL     OTHER       TOTALS

Rental income                         $ 1,238       $    --    $  1,238
Other income                               80             7          87
Interest expense                          188            --         188
Depreciation                              222            --         222
General and administrative expense         --            52          52
Segment profit (loss)                     245           (45)        200
Total assets                           14,008           317      14,325
Capital expenditures for
  investment properties                    67             --         67


NOTE F - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Corporate General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1999 and 1998:


                                           Average Occupancy

Property                                     1999      1998


Essex Park Apartments

   Columbia, South Carolina                 93%        91%


Colony House Apartments

   Murfreesboro, Tennessee                  85%        90%


North River Village Apartments

   Atlanta, Georgia                         94%        92%


Willowick Apartments

   Greenville, South Carolina               94%        93%


The Corporate General Partner attributes the decrease in occupancy at Colony House Apartments to the construction of new apartment complexes and the competitive market of the apartment industry in the Murfreesboro area.

Results of Operations

The Registrant's net income for the three months ended March 31, 1999 was approximately $238,000 as compared to approximately $200,000 for the three months ended March 31, 1998. The increase in net income was due primarily to an increase in total revenues. Total revenues increased due to an increase in rental income. The increase in rental income is primarily attributable to an increase in average rental rates at all four of the Registrant's investment properties, an increase in average occupancy at three of the properties which was partially offset by a decrease in average occupancy at Colony House Apartments, as noted above.

Total expenses remained relatively constant for the comparable periods. In fact, all expenses, including general and administrative expenses, remained relatively constant for the comparable periods. Included in general and administrative expenses for the three months ended March 31, 1999 and 1998 are management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly communications with investors and regulatory agencies required by the Partnership Agreement are also included.

As part of the ongoing business plan of the Registrant, the Corporate General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Registrant from increases in expense. As part of this plan, the Corporate General Partner attempts to protect the Registrant from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At March 31, 1999, the Registrant had cash and cash equivalents of approximately $1,065,000 as compared to approximately $1,392,000 at March 31, 1998. Cash and cash equivalents increased approximately $435,000 for the three months ended March 31, 1999 from the Registrant's year end, primarily due to approximately $478,000 of cash provided by operating activities and approximately $19,000 of cash provided by investing activities, which was partially offset by approximately $62,000 of cash used in financing activities. Cash provided by investing activities consist of net withdrawals from the escrow accounts maintained by the mortgage lender partially offset by property improvements and replacements. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. Cash improvements planned for each of the Registrant's properties are detailed below.

Essex Park

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $278,000 of capital improvements over the near term. Capital improvements budgeted for, but not limited to, approximately $289,000 are planned for 1999 consisting of floor covering and appliance replacement, swimming pool repairs and major landscaping. As of March 31, 1999 approximately $20,000 has been incurred consisting primarily of appliance and floor covering replacements.

Colony House

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $278,000 of capital improvements over the near term. Capital improvements budgeted for, but not limited to, approximately $254,000 are planned for 1999 consisting of roof repairs, air conditioning system repairs, electrical, parking lot and major landscaping. As of March 31, 1999 approximately $14,000 has been incurred consisting primarily of floor covering replacements and interior and exterior building improvements.

North River Village

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $76,000 of capital improvements over the near term. Capital improvements budgeted for, but not limited to, approximately $104,000 are planned for 1999 consisting of floor covering and air conditioning system repairs. As of March 31, 1999 approximately $18,000 has been incurred consisting primarily of floor covering replacements and other interior and exterior building improvements.

Willowick

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $278,000 of capital improvements over the near term. Capital improvements budgeted for, but not limited to, approximately $406,000 are planned for 1999 consisting of parking lot and swimming pool repairs, exterior painting, and major landscaping. As of March 31, 1999 approximately $15,000 has been incurred consisting primarily of floor covering and appliance replacements.

The additional capital expenditures will be incurred only if cash is available from operations or from partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $8,049,000, net of discount, is amortized over varying periods with required balloon payments ranging from November 15, 2002 to October 15, 2003. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

No distributions were made during the three months ended March 31, 1999. Cash distributions of $500,000 from operations were made during the three months ended March 31, 1998. The general partners received $5,000 and the limited partners received $495,000 (approximately $9.00 per limited partnership unit). The Registrant's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Registrant will generate sufficient funds from operations, after planned capital improvement expenditures, to permit further distributions to its partners in 1999 or subsequent periods.

Potential Tender Offer

On October 1, 1998, Insignia Financial Group, Inc. merged into Apartment Investment and management Company ("AIMCO"), a real estate investment trust, whose Class A Common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the Managing General Partner. AIMCO and its affiliates currently own 33.80% of the limited partnership interests in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer for additional limited partnership interests in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash or preferred units or common units of limited partnership interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-QSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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




                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Corporate General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)           Exhibits:

             Exhibit 27, Financial Data Schedule, is filed as part of this report.

b)           Reports on Form 8-K:

             None filed during the quarter ended March 31, 1999.



                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              SHELTER PROPERTIES III

                              By:  Shelter Realty III Corporation
                                   Corporate General Partner


                              By:  /s/ Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/ Timothy R. Garrick
                                   Timothy R. Garrick
                                   Vice President - Accounting


                              Date: May 4, 1999