Form 10QSB
period 1999-06-30
SHELTER PROPERTIES I LTD PARTNERSHIP
filed 1999-08-05
CIK 316220

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


                  For the quarterly period ended June 30, 1999

                                       or

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
                                  (Unaudited)

                                 June 30, 1999



Assets

  Cash and cash equivalents                                            $ 1,477

  Receivables and deposits                                                 290

  Restricted escrows                                                       703

  Other assets                                                             272

  Investment properties:

    Land                                              $  1,428

    Buildings and related personal property             19,224

                                                        20,652

    Less accumulated depreciation                      (14,535)          6,117


                                                                       $ 8,859

Liabilities and Partners' Deficit

Liabilities

  Accounts payable                                                     $    25

  Tenant security deposit liabilities                                      142

  Accrued property taxes                                                   101

  Other liabilities                                                        293

  Mortgage notes payable                                                11,314


Partners' Deficit

  General partners                                    $    (55)

  Limited partners (15,000 units

     issued and outstanding)                            (2,961)         (3,016)

                                                                       $ 8,859


          See Accompanying Notes to Consolidated Financial Statements



b)
                              SHELTER PROPERTIES I

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)
                                  (Unaudited)





                                   Three Months Ended       Six Months Ended

                                        June 30,                June 30,

                                    1999         1998        1999       1998

Revenues:

  Rental income                   $1,285       $1,219       $2,570     $2,475

  Other income                        64           98          122        152

     Total revenues                1,349        1,317        2,692      2,627

Expenses:

  Operating                          495          537          998      1,056

  General and administrative          39           48           94        114

  Depreciation                       148          157          305        310

  Interest                           237          238          474        476

  Property taxes                      73           63          142        126

     Total expenses                  992        1,043        2,013      2,082


  Net income                      $  357       $  274       $  679     $  545

Net income allocated

  to general partners (1%)        $    4       $    3       $    7     $    5

Net income allocated

  to limited partners (99%)          353          271          672        540

                                  $  357       $  274       $  679     $  545

Net income per limited

  partnership unit                $23.53       $18.07       $44.80     $36.00

Distribution per limited

  partnership unit                $   --       $   --       $66.00     $52.87


          See Accompanying Notes to Consolidated Financial Statements



c)
                              SHELTER PROPERTIES I

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)
                                  (Unaudited)





                                 Limited

                               Partnership General    Limited

                                  Units    Partners  Partners     Total


Original capital contributions   15,000      $  2     $15,000    $15,002


Partners' deficit at

  December 31, 1998              15,000      $(52)    $(2,643)   $(2,695)

Distributions to partners            --       (10)       (990)    (1,000)

Net income for the six months

  ended June 30, 1999                --         7         672        679

Partners' deficit at

  June 30, 1999                  15,000      $(55)    $(2,961)   $(3,016)


          See Accompanying Notes to Consolidated Financial Statements
d)
                              SHELTER PROPERTIES I

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)



                                                             Six Months Ended
                                                                 June 30,

                                                             1999         1998

Cash flows from operating activities:

  Net income                                              $   679      $   545

  Adjustments to reconcile net income to net cash

  provided by operating activities:

    Depreciation                                              305          310

    Amortization of discounts and loan costs                   46           44

    Change in accounts:

    Receivables and deposits                                  (22)         (81)

    Other assets                                              (40)          13

    Accounts payable                                          (60)        (179)

    Tenant security deposit liabilities                         8            3

    Accrued property taxes                                     27           82

    Other liabilities                                          20          (19)

      Net cash provided by operating activities               963          718

Cash flows from investing activities:

Property improvements and replacements                       (287)        (211)

  Net withdrawals from restricted escrows                     191           44

      Net cash used in investing activities                   (96)        (167)

Cash flows from financing activities:

  Payments on mortgage notes payable                          (72)         (67)

  Distributions to partners                                (1,000)        (800)

      Net cash used in financing activities                (1,072)        (867)

Net decrease in cash and cash equivalents                    (205)        (316)

Cash and cash equivalents at beginning of period            1,682        2,028

Cash and cash equivalents at end of period                $ 1,477      $ 1,712

Supplemental disclosure of cash flow information:

  Cash paid for interest                                  $   428      $   432


          See Accompanying Notes to Consolidated Financial Statements



e)
                              SHELTER PROPERTIES I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Shelter Properties I (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty I Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Principles of Consolidation

The Registrant's financial statements include the accounts of the Registrant and its 99.99% owned partnership. The general partner of the consolidated partnership is Shelter Realty I Corporation. Shelter Realty I Corporation may be removed by the Registrant; therefore, the consolidated partnership is controlled and consolidated by the Registrant. All significant interpartnership transactions have been eliminated.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust ("AIMCO"), with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired 100% ownership interest in the Corporate General Partner. The Corporate General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - RECONCILIATION OF CASH FLOWS

The following is a reconciliation of the subtotal on the accompanying consolidated statements of cash flows captioned "net cash provided by operating activities" to "net cash provided by operations," as defined in the Partnership Agreement. However, "net cash provided by operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                           Six Months Ended

                                                               June 30,

                                                             (in thousands)

                                                          1999           1998


Net cash provided by operating activities              $ 963          $ 718

  Payments on mortgage notes payable                     (72)           (67)

  Property improvements and replacements                (287)          (211)

  Change in restricted escrows, net                      191             44

  Changes in reserves for net operating

   liabilities                                            67            181

  Additional reserves                                   (562)          (665)

      Net cash provided by operations                  $ 300          $  --

At June 30, 1999 and 1998, the Corporate General Partner reserved an additional $562,000 and $665,000, respectively, to fund continuing capital improvements and repairs at the Partnership's four investment properties.

NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Corporate General Partner and affiliates during the six months ended June 30, 1999 and 1998:


                                                                 1999       1998

                                                                  (in thousands)

Property management fees (included in operating expenses)      $ 135      $ 131

Reimbursement for services of affiliates,

 (included in general and administrative,

 and operating expenses) (1)                                      61         72

Due to general partners                                          101        101

Due from affiliates                                               18         --


(1) Included in "Reimbursement for services of affiliates" for the six months ended June 30, 1999 and 1998 is approximately $14,000 and $7,000, respectively, in reimbursements for construction oversight costs.

During the six months ended June 30, 1999 and 1998, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $135,000 and $131,000 for the six months ended June 30, 1999 and 1998, respectively.

An affiliate of the Corporate General Partner, received reimbursement of accountable administrative expenses amounting to approximately $61,000 and $72,000 for the six months ended June 30, 1999 and 1998, respectively.

During 1992 a liability of approximately $101,000 was incurred to the general partners for sales commissions earned. Per the Partnership Agreement, this liability can not be paid until certain levels of return are received by the limited partners. As of June 30, 1999, the level of return to the limited partners has not been met.

On July 21, 1998, an affiliate of the Corporate General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the
Partnership.   The Purchaser offered to purchase up to 2,400 of the outstanding units of limited partnership interest in the Partnership at $625 per Unit, net to the seller in cash. The Purchaser acquired 1,145 units pursuant to this tender offer at $625 per Unit.

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 3,601.67 (24.01%) of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $759 per unit. The offer expired on July 14, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 381.00 units.

As a result, AIMCO and its affiliates currently own 7,448 units of limited partnership interest in the Partnership representing 49.65% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

NOTE E - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenue:

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of four apartment complexes located in Georgia (2), Virginia, and South Carolina. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties are managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the six months ended June 30, 1999 and 1998 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

               1999                  RESIDENTIAL     OTHER       TOTALS

Rental income                         $ 2,570       $    --     $ 2,570
Other income                              110            12         122
Interest expense                          474            --         474
Depreciation                              305            --         305
General and administrative expense         --            94          94
Segment profit (loss)                     761           (82)        679
Total assets                            8,319           540       8,859
Capital expenditures for
  investment properties                   287            --         287


               1998                  RESIDENTIAL     OTHER       TOTALS

Rental income                        $ 2,475        $    --    $  2,475
Other income                             138             14         152
Interest expense                         476             --         476
Depreciation                             310             --         310
General and administrative expense        --            114         114
Segment profit (loss)                    645           (100)        545
Total assets                           8,741            777       9,518
Capital expenditures for
  investment properties                  211              --        211

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consists of four apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1999 and 1998:

                                                     Average

                                                    Occupancy

Property                                          1999        1998

Quail Hollow Apartments

 West Columbia, South Carolina                    93%          96%

Windsor Hills Apartments

 Blacksburg, Virginia                             96%          96%

Heritage Pointe Apartments

(Formerly Rome Georgian Apartments)

 Rome, Georgia                                    93%          89%

Stone Mountain West Apartments

 Stone Mountain, Georgia                          96%          96%

The Corporate General Partner attributes the increase in occupancy at Heritage Pointe Apartments to management's intensified marketing efforts. The decrease in occupancy at Quail Hollow is attributable to tenants purchasing new homes at the current low mortgage interest rates.

RESULT OF OPERATIONS

The Registrant's net income for the three and six months ended June 30, 1999 was approximately $357,000 and $679,000, respectively, as compared to approximately $274,000 and $545,000 for the three and six months ended June 30, 1998. The increase in net income for the three and six months ended June 30, 1999, was due to an increase in total revenue and a decrease in total expenses. The increase in total revenue is the result of an increase in rental income. Rental income increased primarily due to an increase in average rental rates at all four of the Registrant's investment properties and to the increase in occupancy at Heritage Pointe Apartments as discussed above. The increase in rental income was partially offset by a decrease in other income. Other income decreased due to an overall decrease in the cash balance of the Partnership.

Total expenses decreased as a result of decreases in both operating and general and administrative expenses. Operating expense decreased due to a decrease in insurance expense and maintenance expense. Insurance expense decreased at all of the investment properties due to a change in insurance carriers during the current year. Maintenance expense decreased due to the completion during 1998 of exterior building improvements at Heritage Point Apartments and Stone Mountain West Apartments.

The decrease in general and administrative expense is primarily attributable to a decrease in management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. General and administrative expense also decreased due to a decrease in appraisal fees which were incurred during 1998. Also included in general and administrative expenses were costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement. Depreciation and interest expense remained relatively constant for the comparable periods. Property tax expense increased due to an unsuccessful appeal for a lower tax rate at the Stone Mountain West Apartments and an increase in the assessment value at the Windsor Hills Apartments.

As part of the ongoing business plan of the Registrant, the Corporate General Partner monitors the rental market environments of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Registrant from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Registrant from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Registrant had cash and cash equivalents of approximately $1,477,000 as compared to approximately $1,712,000 at June 30, 1998. The decrease in cash and cash equivalents of approximately $205,000 for the six months ended June 30, 1999 from the Registrant's year end, is primarily due to approximately $1,072,000 of cash used in financing activities and approximately $96,000 of cash used in investing activities, which was partially offset by approximately $963,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements at all four of the Partnership's investing properties, which was offset by net withdrawals from restricted escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted primarily of partner distributions and to a lesser extent payments of principal made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for each of the Registrant's properties are detailed below.

Quail Hollow Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $315,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $425,000 for 1999 at this property which included certain of the required improvements and consist of carpet and vinyl replacement, roof replacements, major landscaping and parking lot repairs. For the six months ended June 30, 1999, the Partnership completed approximately $53,000 of capital improvements at the property, consisting primarily of floor covering replacement and interior and exterior building improvements.

Heritage Pointe Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $315,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $369,000 for 1999 at this property which included certain of the required improvements and consist of various interior and exterior building improvements. For the six months ended June 30, 1999, the Partnership completed approximately $31,000 of capital improvements at the property, consisting primarily of floor covering, appliance and electrical replacements.

Stone Mountain West Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $315,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $155,000 for 1999 at this property which included certain of the required improvements and consist of carpet and vinyl replacement, major landscaping, roof replacements and parking lot repairs. For the six months ended June 30, 1999, the Partnership completed approximately $15,000 of capital improvements at the property, consisting primarily of floor covering replacements.

Windsor Hill Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $390,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $428,000 for 1999 at this property which included certain of the required improvements and consist of carpet and vinyl replacement, exterior building painting and parking lot and pool repairs and appliance replacement. For the six months ended June 30, 1999, the Partnership completed approximately $188,000 of capital improvements at the property, consisting primarily of stairwell and swimming pool repairs, and appliance and floor covering replacements.

The additional capital improvements will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $11,314,000, net of discount, is amortized over varying periods with required balloon payments ranging from November 15, 2002 to November 1, 2003. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such property through foreclosure.

A cash distribution from operations of approximately $1,000,000 ($990,000 of which was paid to the limited partners, $66.00 per limited partnership unit), was made to the partners during the six months ended June 30, 1999. Cash distributions from operations of approximately $800,000 ($793,000 of which was paid to the limited partners, $52.87 per limited partnership unit) were made to the partners during the six months ended June 30, 1998. Subsequent to June 30, 1999 the Corporate General Partner approved and paid a distribution of $300,000 from operations ($297,000 of which was paid to limited partners, $19.80 per limited partnership unit). The Registrant's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Registrant will generate sufficient funds from operations to permit further distributions to its partners in subsequent periods.

Tender Offer

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 3,601.67 (24.01%) of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $759 per unit. The offer expired on July 14, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 381.00 units. As a result, AIMCO and its affiliates currently own 7,448 units of limited partnership interest in the Partnership representing 49.65% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

a)Exhibits:

  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b)Reports on Form 8-K:

  None filed during the quarter ended June 30, 1999.


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SHELTER PROPERTIES I

                                            By:   Shelter Realty I Corporation
                                                  Corporate General Partner

                                            By:   /s/Patrick J. Foye
                                                  Patrick J. Foye
                                                  Executive Vice President

                                            By:   /s/ Carla R. Stoner
                                                  Carla R. Stoner
                                                  Senior Vice President
                                                  Finance and Administration

                                            Date: August 4, 1999