Form 10QSB
period 1999-09-30
SHELTER PROPERTIES I LTD PARTNERSHIP
filed 1999-11-12
CIK 316220

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

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from ......... to ........

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



ITEM 1.   FINANCIAL STATEMENTS


a)

                              SHELTER PROPERTIES I

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                      (in thousands, except per unit data)

                               September 30, 1999



Assets
Cash and cash equivalents                                             $  1,328
Receivables and deposits                                                   299
Restricted escrows                                                         709
Other assets                                                               263
Investment properties:
Land                                                       $  1,428
Buildings and related personal property                      19,537
                                                             20,965
Less accumulated depreciation                               (14,710)     6,255
                                                                      $  8,854
Liabilities and Partners' Deficit
Liabilities
Accounts payable                                                      $     44
Tenant security deposit liabilities                                        145
Accrued property taxes                                                     140
Other liabilities                                                          287
Mortgage notes payable                                                  11,286
Partners' Deficit
General partners                                          $    (56)
Limited partners (15,000 units issued and
 outstanding)                                               (2,992)     (3,048)

                                                                      $  8,854


          See Accompanying Notes to Consolidated Financial Statements


b)

                              SHELTER PROPERTIES I

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                    Three Months Ended      Nine Months Ended
                                      September 30,           September 30,
                                     1999       1998         1999        1998
Revenues:
Rental income                       $1,311     $1,247       $3,881     $ 3,722
Other income                            64         79          186         231
Total revenues                       1,375      1,326        4,067       3,953

Expenses:
Operating                              580        584        1,578       1,640
General and administrative              47         49          141         163
Depreciation                           175        163          480         473
Interest                               235        237          709         713
Property taxes                          70         84          212         210
Total expenses                       1,107      1,117        3,120       3,199

Net income                          $  268     $  209       $  947     $   754

Net income allocated to
general partners (1%)               $    2     $    2       $    9     $     7

Net income allocated to
limited partners (99%)                 266        207          938         747
                                    $  268     $  209       $  947     $   754
Net income per limited
partnership unit                    $17.73     $13.80       $62.53     $ 49.80

Distributions per limited
partnership unit                    $19.80     $52.80       $85.80     $ 52.80

          See Accompanying Notes to Consolidated Financial Statements


c)

                              SHELTER PROPERTIES I

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                  Limited
                                Partnership     General      Limited
                                   Units        Partners    Partners     Total

Original capital contributions     15,000       $     2      $15,000    $15,002

Partners' deficit at
December 31, 1998                  15,000       $   (52)     $(2,643)   $(2,695)

Distributions to partners              --           (13)      (1,287)    (1,300)

Net income for the nine months
ended September 30, 1999               --             9          938        947

Partners' deficit at
September 30, 1999                 15,000       $   (56)     $(2,992)   $(3,048)

          See Accompanying Notes to Consolidated Financial Statements


d)

                              SHELTER PROPERTIES I

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                            Nine Months Ended
                                                              September 30,
                                                            1999        1998
Cash flows from operating activities:
Net income                                               $   947     $   754
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation                                                 480         473
Amortization of discounts and loan costs                      69          66
Change in accounts:
Receivables and deposits                                     (31)       (121)
Other assets                                                 (44)         14
Accounts payable                                             (41)       (157)
Tenant security deposit liabilities                           11           7
Accrued property taxes                                        66         132
Other liabilities                                             14         (10)

Net cash provided by operating activities                  1,471       1,158

Cash flows from investing activities:
Property improvements and replacements                      (600)       (309)
Net withdrawals from restricted escrows                      185         199

Net cash used in investing activities                       (415)       (110)

Cash flows from financing activities:
Payments on mortgage notes payable                          (110)       (102)
Distribution to partners                                  (1,300)       (800)

Net cash used in financing activities                     (1,410)       (902)

Net (decrease) increase in cash and cash equivalents        (354)        146
Cash and cash equivalents at beginning of period           1,682       2,028

Cash and cash equivalents at end of period               $ 1,328     $ 2,174

Supplemental disclosure of cash flow information:
Cash paid for interest                                   $   640     $   647

Supplemental disclosure of non-cash flow information:
Distributions to partners                                $    --     $   800

          See Accompanying Notes to Consolidated Financial Statements


e)

                              SHELTER PROPERTIES I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Shelter Properties I (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty I Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired 100% ownership interest in the Corporate General Partner. The Corporate General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - RECONCILIATION OF CASH FLOWS

The following is a reconciliation of the subtotal on the accompanying consolidated statements of cash flows captioned "net cash provided by operating activities" to "net cash provided by operations", as defined in the Partnership Agreement. However, "net cash provided by operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                  For the Nine Months Ended
                                                        September 30,
                                                        (in thousands)
                                                     1999             1998
Net cash provided by operating activities          $ 1,471           $ 1,158
Payments on mortgage notes payable                    (110)             (102)
Property improvements and replacements                (600)             (309)
Change in restricted escrows, net                      185               199
Changes in reserves for net operating
liabilities                                             25               135
Additional reserves                                   (971)           (1,081)
Net cash provided by operations                    $    --           $    --

At September 30, 1999 and 1998, the Corporate General Partner reserved an additional $971,000 and $1,081,000, respectively to fund continuing capital improvements and repairs at the Partnership's four investment properties.

NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Corporate General Partner and affiliates during the nine months ended September 30, 1999 and 1998:

                                                        1999       1998
                                                         (in thousands)

Property management fees (included in
  operating expenses)                                   $202       $195
Reimbursement for services of affiliates
  (included in operating and general and
  administrative expense and investment properties)       88        106
Due to general partners                                  101        101

During the nine months ended September 30, 1999 and 1998, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $202,000 and $195,000 for the nine months ended September 30, 1999 and 1998, respectively.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $88,000 and $106,000 for the nine months ended September 30, 1999 and 1998, respectively. Included in these expenses for the nine months ended September 30, 1999 and 1998 is approximately $14,000 and $8,000, respectively, in reimbursements for construction oversight costs.

During 1992, a liability of approximately $101,000 was incurred to the general partner for sales commissions earned. Per the Partnership Agreement, this liability can not be paid until certain levels of return are received by the limited partners. As of September 30, 1999, the level of return to the limited partners has not been met.

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

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the Corporate General Partner commenced a tender offer to purchase up to 3,601.67 (24.01% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $759 per unit. The offer expired on July 14, 1999.
Pursuant to this offer, AIMCO Properties, L.P. acquired 416.00 units. As a result, AIMCO and its affiliates currently own 7,483 units of limited partnership interest in the Partnership representing 49.89% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. (See "Note F - Legal Proceedings").

NOTE E - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues:

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

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the nine month periods ended September 30, 1999 and 1998 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

                1999                  RESIDENTIAL      OTHER       TOTALS

Rental income                           $ 3,881       $    --     $ 3,881
Other income                                170            16         186
Interest expense                            709            --         709
Depreciation                                480            --         480
General and administrative expense           --           141         141
Segment profit (loss)                     1,072          (125)        947
Total assets                              8,653           201       8,854
Capital expenditures for investment
  properties                                600            --         600

                1998                  RESIDENTIAL      OTHER       TOTALS

Rental income                           $ 3,722       $    --     $ 3,722
Other income                                208            23         231
Interest expense                            713            --         713
Depreciation                                473            --         473
General and administrative expense           --           163         163
Segment profit (loss)                       894          (140)        754
Total assets                              8,588         1,198       9,786
Capital expenditures for investment
  properties                                309            --         309

NOTE F - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the Corporate General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 1999 and 1998:

                                                    Average
                                                   Occupancy
Property                                       1999          1998

Quail Hollow Apartments
 West Columbia, South Carolina                 94%           96%

Windsor Hills Apartments
 Blacksburg, Virginia                          94%           95%

Heritage Pointe Apartments
(Formerly Rome Georgian Apartments)
 Rome, Georgia                                 93%           89%

Stone Mountain West Apartments
 Stone Mountain, Georgia                       95%           95%

The Corporate General Partner attributes the increase in occupancy at Heritage Pointe Apartments to management's intensified marketing efforts.

RESULTS OF OPERATIONS

The Registrant's net income for the three and nine months ended September 30, 1999 was approximately $268,000 and $947,000, respectively, as compared to approximately $209,000 and $754,000 for the three and nine months ended September 30, 1998. The increase in net income for the three and nine months ended September 30, 1999, was due to an increase in total revenue and a decrease in total expenses. The increase in total revenue is primarily due to an increase in rental income which was partially offset by a decrease in other income. The increase in rental income is the result of an increase in average rental rates at all four of the Registrant's investment properties and to the increase in occupancy at Heritage Pointe Apartments as discussed above which more than offset the small decrease in occupancy at Quail Hollow Apartments and Windsor Hills Apartments. Other income decreased primarily due to lower interest income as a result of a decrease in interest bearing cash balances as a result of distributions paid during 1999.

Total expenses remained relatively constant for the three months ended September 30, 1999 as an increase in depreciation was offset primarily by a decrease in property tax expense and to a lesser extent by decreases in operating, general and administrative, and interest expenses. Total expenses for the nine months ended September 30, 1999 decreased primarily due to reductions in operating expense and general and administrative expenses. Operating expense decreased due to a decrease in property expense and insurance expense. Property expense decreased as a result of a decrease in salaries and related employee benefits. Insurance expense decreased at all of the investment properties due to a change in insurance carriers during the fourth quarter of 1998.

The decrease in general and administrative expense is primarily attributable to a decrease in management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. General and administrative expense also decreased due to a decrease in appraisal fees which were incurred during 1998. Also included in general and administrative expenses were costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement. Depreciation, property tax and interest expense remained relatively constant for the comparable periods.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Registrant had cash and cash equivalents of approximately $1,328,000 as compared to approximately $2,174,000 at September 30, 1998. The decrease in cash and cash equivalents of approximately $354,000 for the nine months ended September 30, 1999 from the Registrant's year end, is primarily due to approximately $1,410,000 of cash used in financing activities and approximately $415,000 of cash used in investing activities, which was partially offset by approximately $1,471,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements at all four of the Partnership's investment properties, which was partially offset by net withdrawals from the restricted escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted primarily of partner distributions and to a lesser extent payments of principal made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, local, legal, and regulatory requirements. Capital improvements planned for each of the Registrant's properties are detailed below.

Quail Hollow Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $315,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to capital improvements of approximately $425,000 for 1999 at this property which included certain of the required improvements and consist of carpet and vinyl replacement, roof replacements, major landscaping and parking lot additions. For the nine months ended September 30, 1999, the Partnership completed approximately $94,000 of capital improvements at the property, consisting primarily of floor covering and appliance replacements and interior and exterior building improvements and parking lot improvements. These improvements were funded from Partnership reserves.

Heritage Pointe Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $315,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $369,000 for 1999 at this property which included certain of the required improvements and consist of various interior and exterior building improvements. For the nine months ended September 30, 1999, the Partnership completed approximately $164,000 of capital improvements at the property, consisting primarily of floor covering, appliance replacement and electrical and structural improvements. These improvements were funded from Partnership reserves and operations.

Stone Mountain West Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $315,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $155,000 for 1999 at this property which included certain of the required improvements and consist of carpet and vinyl replacement, major landscaping, roof replacements and parking lot improvements. For the nine months ended September 30, 1999, the Partnership completed approximately $35,000 of capital improvements at the property, consisting primarily of floor covering and appliance replacements. These improvements were funded from Partnership reserves and operations.

Windsor Hills Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $390,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $428,000 for 1999 at this property which included certain of the required improvements and consist of carpet and vinyl replacement, and parking lot and pool improvements and appliance replacement. For the nine months ended September 30, 1999, the Partnership completed approximately $307,000 of capital improvements at the property, consisting primarily of stairwell and swimming pool upgrades, and appliance and floor covering replacements and parking lot resurfacing and structural improvements. These improvements were funded from Partnership reserves and operations.

The additional capital improvements will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $11,286,000, net of discount, is amortized over varying periods with required balloon payments ranging from November 15, 2002 to November 1, 2003. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

Cash distributions from operations of approximately $1,300,000 ($1,287,000 of which was paid to the limited partners, $85.80 per limited partnership unit), were made to the partners during the nine months ended September 30, 1999. Cash distributions from operations of approximately $800,000 ($793,000 of which was paid to the limited partners, $52.87 per limited partnership unit) were made to the partners during the nine months ended September 30, 1998. The Registrant's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Registrant will generate sufficient funds from operations to permit further distributions to its partners in subsequent periods.

Tender Offer

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the Corporate General Partner commenced a tender offer to purchase up to 3,601.67 (24.01% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $759 per unit. The offer expired on July 14, 1999.
Pursuant to the offer, AIMCO Properties, L.P. acquired 416.00 units. As a result, AIMCO and its affiliates currently own 7,483 units of limited partnership interest in the Partnership representing 49.89% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. (See "Item 1. Financial Statements, Note F - Legal Proceedings").

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the Corporate General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          b) Reports on Form 8-K filed during the quarter ended September 30, 1999:

                    None.


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



                                 SHELTER PROPERTIES I

                                 By:     Shelter Realty I Corporation
                                         Corporate General Partner

                                 By:     /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President and Director

                                 By:     /s/Martha L. Long
                                         Martha L. Long
                                         Senior Vice President and
                                         Controller

                                 Date:  November 10, 1999