Form 10KSB
period 1999-12-31
SHELTER PROPERTIES I LTD PARTNERSHIP
filed 2000-03-21
CIK 316220

March 21, 2000



United States

Securities and Exchange Commission
Washington, D.C.  20549


RE:   Shelter Properties I
      Form 10-KSB
      File No. 0-10255

To Whom it May Concern:

The accompanying Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Corporate General Partner.

Please do not hesitate to contact the undersigned with any questions or comments that you might have.

Very truly yours,



Stephen Waters
Real Estate Controller

                  FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER

                               SECTION 13 OR 15(d)

                                   Form 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                    For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                For the transition period from _________to _________

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

                          55 Beattie Place, PO Box 1089
                        Greenville, South Carolina 29602
                      (Address of principal executive offices)

                                 (864) 239-1000

                            Issuer's telephone number

           Securities registered under Section 12(b) of the Exchange Act:

                                      None

           Securities registered under Section 12(g) of the Exchange Act:

                      Units of Limited Partnership Interest

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Partnership's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year.  $5,491,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 1999. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                     PART I

Item 1.  Description of Business

Shelter Properties I (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on April 7, 1980. The general partner responsible for management of the Partnership's business is Shelter Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). The only other general partner of the Partnership was N. Barton Tuck, Jr. Mr. Tuck was not an affiliate of the Corporate General Partner and was effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. In June 1999, Mr. Tuck's general partnership interest in the Registrant was purchased by AIMCO Properties, L.P., an affiliate of the Corporate General Partner. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2019 unless terminated prior to such date.

The Registrant is engaged in the business of operating and holding real estate properties for investment. In 1980, during its acquisition phase, the Registrant acquired seven existing apartment properties. The Registrant continues to own and operate four of these properties (see "Item 2. Description of Properties").

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

The Registrant has no employees. Management and administrative services are performed by the Corporate General Partner and by agents retained by the Corporate General Partner. These services were provided by an affiliate of the Corporate General Partner for the years ended December 31, 1999 and 1998.

The Partnership receives income from its properties and is responsible for operating expenses, capital improvements and debt service payments under mortgage obligations secured by the properties. The Partnership financed its properties primarily through non-recourse debt. Therefore, in the event of default, the lender can generally look only to the subject property for recovery of amounts due.

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Registrant's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Corporate General Partner, in such market area could have a material effect on the rental market for the apartments at the Registrant's properties and the rents that may be charged for such apartments. While the Corporate General Partner and its affiliates own and/or control a significant number of apartment units in the United States such units represent an insignificant percentage of total apartment units in the United States, and competition for the apartments is local.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Corporate General Partner. The Corporate General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.  Description of Properties

The following table sets forth the Registrant's investments in properties:


                                   Date of
Properties                         Purchase       Type of Ownership           Use


Quail Hollow Apartments            09/01/80  Fee ownership, subject to   Apartment
  West Columbia, South Carolina              first mortgage              215 units

Windsor Hills Apartments           09/01/80  Fee ownership, subject to   Apartment
  Blacksburg, Virginia                       first mortgage and second   300 units
                                             mortgage (1)

Heritage Pointe Apartments         09/15/80  Fee ownership, subject to   Apartment
  (formerly Rome Georgian                    first mortgage              149 units
  Apartments)
  Rome, Georgia

Stone Mountain West Apartments     12/31/80  Fee ownership, subject to   Apartment
  Stone Mountain, Georgia                    first mortgage              142 units


(1) Property is held by a Limited Partnership which the Registrant owns a 99.99% interest in.

Schedule of Properties

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.

                                Gross
                               Carrying   Accumulated                      Federal
Properties                      Value     Depreciation   Rate   Method    Tax Basis
                                  (in thousands)                      (in thousands)


Quail Hollow Apartments        $ 5,672      $ 3,970      5-34     S/L      $ 2,069

Windsor Hills Apartments         7,017        4,801      5-30     S/L        2,452

Heritage Pointe Apartments       3,694        2,613      5-35     S/L        1,291

Stone Mountain West Apartments   4,914        3,535      5-37     S/L        1,855

            Totals             $21,297      $14,919                        $ 7,667


See "Note A" to the financial statements included in "Item 7" for a description of the Partnership's depreciation policy and "Note J - Change in Accounting Principle."

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                           Principal                                      Principal
                           Balance At    Stated                            Balance
                          December 31,  Interest   Period     Maturity     Due At
Properties                    1999        Rate    Amortized     Date    Maturity (2)
                         (in thousands)                                (in thousands)

Quail Hollow                $ 2,850      7.33%      none      11/01/03     $ 2,850

Windsor Hills

  1st mortgage                3,975      7.60%       (1)      11/15/02       3,489
  2nd mortgage                  149      7.60%      none      11/15/02         149

Heritage Pointe               1,400      7.33%      none      11/01/03       1,400

Stone Mountain West           3,000      7.33%      none      11/01/03       3,000

                             11,374                                        $10,888
Less unamortized
  present value
  discounts                    (117)

         Totals             $11,257


(1) The principal and discount are being amortized over 257 months with a balloon payment due November 15, 2002.

(2) See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to repay these loans and other specific details about the loans.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 1999 and 1998 for each property are as follows:

                                    Average Annual               Average Annual
                                     Rental Rates                  Occupancy
                                      (per unit)
 Properties                       1999            1998          1999        1998

 Quail Hollow                   $6,790          $6,588          94%          95%

 Windsor Hills                   6,497           6,102          95%          96%

 Heritage Pointe                 5,561           5,395          93%          89%

 Stone Mountain West             9,575           9,191          95%          96%

The Corporate General Partner attributes the increase in occupancy at Heritage Pointe Apartments to management's intensified marketing efforts and improvements made to the property which has enhanced its curb appeal.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The Partnership's properties are subject to competition from other residential apartment complexes in the area. The Corporate General Partner believes that the properties are adequately insured. Each property is an apartment complex which leases units for lease terms of one year or less. As of December 31, 1999 no tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates:

Real estate taxes and rates in 1999 for each property were as follows:

                                                1999            1999
                                               Billing          Rate
                                           (in thousands)

       Quail Hollow (i)                         $ 74           28.13%

       Windsor Hills                              86             .83%

       Heritage Pointe                            40            3.56%

       Stone Mountain West                        63            3.52%

(i) Property tax rate is currently under appeal with the taxing authorities. Above amounts are at full value actually paid at 80% pending outcome of appeal.

Capital Improvements:

Quail Hollow Apartments: The Partnership completed approximately $189,000 in capital expenditures at Quail Hollow Apartments as of December 31, 1999, consisting primarily of floor covering, appliance and roof replacements, exterior painting, interior building improvements, parking lot improvements and major landscaping. These improvements were funded primarily from Partnership reserves and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $64,500. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Windsor Hills Apartments: The Partnership completed approximately $444,000 in capital expenditures at Windsor Hills Apartments as of December 31, 1999, consisting primarily of air conditioning and swimming pool upgrades, floor covering and appliance replacements, parking lot upgrades, structural building improvements, exterior painting, and major landscaping. These improvements were funded primarily from Partnership reserves and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $90,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Heritage Pointe Apartments: The Partnership completed approximately $235,000 in capital expenditures at Heritage Pointe Apartments as of December 31, 1999, consisting primarily of floor covering and appliance replacements and electrical and structural building improvements. These improvements were funded primarily from Partnership reserves and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $44,700. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Stone Mountain West Apartments: The Partnership completed approximately $64,000 in capital expenditures at Stone Mountain West Apartments as of December 31, 1999, consisting primarily of floor covering and appliance replacements and electrical improvements. These improvements were funded primarily from Partnership reserves and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $42,600. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The capital improvements planned for 2000 at the Partnership properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.  Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Item 7. Financial Statements Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 1999, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 15,000 limited partnership units aggregating $15,000,000 including 100 units which were purchased by the Corporate General Partner. The Partnership currently has 399 holders of record owning an aggregate of 15,000 Units. Affiliates of the Corporate General Partner own 10,098 units or approximately 67.32% at December 31, 1999. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1998 and 1999, as well as for the subsequent period. (See Item 6. Management's Discussion and Analysis or Plan of Operation for further details).

                                                Distributions

                                                           Per Limited

                                        Aggregate        Partnership Unit

       01/01/98 - 12/31/98             $1,600,000 (1)        $105.67
       01/01/99 - 12/31/99             $1,300,000 (1)        $ 85.80
       01/01/00 - 03/15/00             $  500,000 (1)        $ 33.00

(1)   Distributions were made from cash from operations.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in 2000 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties. Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to $300 to $325 per apartment unit for Quail Hollow, Stone Mountain West, and Heritage Pointe for a total of $151,800 to $164,500. The mortgage agreement stipulates a minimum reserve of $400 per apartment unit at Windsor Hills for a total of $120,000. As of December 31, 1999, the Partnership has deposits of approximately $305,000 in its reserve accounts.

Several tender offers were made by various parties, including affiliates of the general partners, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 10,098 limited partnership interest in the Partnership representing approximately 67.32% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Item 6.     Management's Discussion and Analysis or Plan of Operation

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Registrant's net income for the year ended December 31, 1999, was approximately $1,254,000 as compared to $1,065,000 for the year ended December 31, 1998. (See "Note D" of the consolidated financial statements for a reconciliation of these amounts to the Registrant's federal taxable income). The increase in net income was due to an increase in total revenues which was partially offset by a slight increase in total expenses. The increase in total revenues is primarily due to an increase in rental income which was partially offset by a slight decrease in other income. The increase in rental income is the result of an increase in average rental rates at all four of the Registrant's investment properties and to the increase in occupancy at Heritage Pointe Apartments. The Corporate General Partner attributes the increase in occupancy at Heritage Pointe Apartments to management's intensified marketing efforts and improvements to the property which have enhanced its curb appeal. Other income decreased primarily due to lower interest income as a result of a decrease in interest bearing cash balances as a result of distributions paid to partners.

Total expenses increased due to slight increases in operating expense, depreciation and interest expense. Operating expense increased as a result of increases in advertising, property and maintenance expenses. Advertising expense increased as the result of an effort to increase occupancy at Heritage Pointe Apartments as discussed above. Property expense increased as a result of an increase in salaries and related employee benefits. Maintenance expense increased due to interior and exterior building improvements which were completed during 1999.

The increase in total expenses was partially offset by a decrease in property tax expense and general and administrative expense. Property tax expense decreased due to decreases in the assessment values by the taxing authorities for Stone Mountain West Apartments. Quail Hollow Apartments current year property taxes were paid at a reduced amount while the property is appealing the actual billed amount. This decrease was partially offset by an increase in the assessment value at Windsor Hills Apartments. The decrease in general and administrative expense is primarily attributable to a decrease in management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. General and administrative expense also decreased due to a decrease in appraisal fees which were incurred during 1998. Also included in general and administrative expenses at both December 31, 1999 and 1998 were costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Corporate General Partner. The effect of the change in 1999 was to increase net income by approximately $67,700 ($4.47 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Corporate General Partner and affiliates.

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

Liquidity and Capital Resources

At December 31, 1999, the Partnership had cash and cash equivalents of approximately $1,748,000 compared to approximately $1,682,000 at December 31, 1998. The increase in cash and cash equivalents is due to approximately $2,053,000 of cash provided by operating activities which was partially offset by approximately $539,000 of cash used in investing activities and approximately $1,448,000 of cash used in financing activities. Cash used in investing activities consisted of capital improvements and replacements, which was partially offset by withdrawals from escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted primarily of partner distributions and to a lesser extent payments of principal made on the mortgages encumbering the Registrant's properties. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum to be budgeted is expected to be $300 per unit or $241,800. Additional capital improvements will be incurred only if cash is available from operations and partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $11,257,000, net of discount, is amortized over varying periods with required balloon payments ranging from November 15, 2002 to November 1, 2003. The Corporate General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

Cash distributions from operations of approximately $1,300,000 ($1,287,000 of which was paid to the limited partners, $85.80 per limited partnership unit), were made to the partners during the year ended December 31, 1999. Cash distributions from operations of approximately $1,600,000 ($1,585,000 of which was paid to the limited partners, $105.67 per limited partnership unit), were made to the partners during the year ended December 31, 1998. A cash distribution from operations of approximately $500,000 ($495,000 of which were paid to the limited partners, $33.00 per limited partnership unit), was made during February, 2000. The Registrant's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations to permit further distributions to its partners in 2000 or subsequent periods. Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to $300 to $325 per apartment unit for Quail Hollow, Stone Mountain West, and Heritage Pointe for a total of $151,800 to $164,500. The mortgage agreement stipulates a minimum reserve of $400 per apartment unit Windsor Hills for a total of $120,000. As of December 31, 1999, the Partnership has deposits of approximately $305,000 in its reserve accounts.

Tender Offer

Several tender offers were made by various parties, including affiliates of the general partners, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 10,098 units of limited partnership interest in the Partnership representing approximately 67.32% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Corporate General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7.     Financial Statements

SHELTER PROPERTIES I

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 1999

      Consolidated Statements of Operations - Years ended December 31, 1999 and 1998

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 1999 and 1998

      Consolidated Statements of Cash Flows - Years ended December 31, 1999 and 1998

      Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors

The Partners
Shelter Properties I

We have audited the accompanying consolidated balance sheet of Shelter Properties I as of December 31, 1999, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties I at December 31, 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note J to the financial statements, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping effective January 1, 1999.

                                                           /s/ ERNST & YOUNG LLP



Greenville, South Carolina
February 24, 2000

                              SHELTER PROPERTIES I

                           CONSOLIDATED BALANCE SHEET

                          (in thousands, except unit data)

                                December 31, 1999


Assets

   Cash and cash equivalents                                                $ 1,748
   Receivables and deposits                                                     298
   Restricted escrows                                                           501
   Other assets                                                                 249
   Investment properties (Notes C & F):
      Land                                                    $ 1,428
      Buildings and related personal property                  19,869
                                                               21,297
      Less accumulated depreciation                           (14,919)        6,378
                                                                            $ 9,174

Liabilities and Partners' Deficit
Liabilities

      Accounts payable                                                      $   142
      Tenant security deposit liabilities                                       147
      Accrued property taxes                                                     48
      Other liabilities                                                         321
      Mortgage notes payable (Notes C)                                       11,257

Partners' Deficit

   General partners                                            $ (52)
   Limited partners (15,000 units issued and
      outstanding)                                             (2,689)       (2,741)
                                                                            $ 9,174

           See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES I

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                          (in thousands, except unit data)



                                                          Years Ended December 31,
                                                             1999          1998

Revenues:
   Rental income                                            $ 5,205       $ 4,998
   Other income                                                 286           291
       Total revenues                                         5,491         5,289

Expenses:
   Operating                                                  2,156         2,146
   General and administrative                                   186           217
   Depreciation                                                 689           640
   Interest                                                     956           950
   Property taxes                                               250           271
      Total expenses                                          4,237         4,224

Net income (Note D)                                         $ 1,254       $ 1,065

Net income allocated to general partners (1%)               $    13       $    11

Net income allocated to limited partners (99%)                1,241         1,054
                                                            $ 1,254       $ 1,065

Net income per limited partnership unit                     $ 82.73       $ 70.27

Distributions per limited partnership unit                  $ 85.80       $105.67


           See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES I

              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                          (in thousands, except unit data)



                                        Limited
                                       Partnership    General     Limited
                                          Units       Partners    Partners    Total


Original capital contributions            15,000       $   2      $15,000    $15,002

Partners' deficit at
  December 31, 1997                       15,000       $ (48)     $(2,112)   $(2,160)

Distributions to partners                     --          (15)     (1,585)    (1,600)

Net income for the year ended
  December 31, 1998                           --           11       1,054      1,065

Partners' deficit at
  December 31, 1998                       15,000          (52)     (2,643)    (2,695)

Distributions to partners                     --          (13)     (1,287)    (1,300)

Net income for the year ended
  December 31, 1999                           --           13       1,241      1,254

Partners' deficit at
  December 31, 1999                       15,000       $  (52)    $(2,689)   $(2,741)


           See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES I

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (in thousands)


                                                             Years Ended December 31,
                                                                 1999         1998

Cash flows from operating activities:

  Net income                                                    $ 1,254      $ 1,065
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                                     689         640
   Amortization of discounts and loan costs                          93          88
   Change in accounts:
      Receivables and deposits                                     (30)         (75)
      Other assets                                                 (45)          17
      Accounts payable                                              57         (130)
      Tenant security deposit or liabilities                        13            5
      Accrued property taxes                                       (26)          68
      Other liabilities                                             48           (3)

          Net cash provided by operating activities              2,053        1,675

Cash flows from investing activities:

  Property improvements and replacements                          (932)        (438)
  Net withdrawals from restricted escrows                          393          154

          Net cash used in investing activities                   (539)        (284)

Cash flows from financing activities:

  Payments on mortgage notes payable                              (148)        (137)
  Partners distributions                                        (1,300)      (1,600)

          Net cash used in financing activities                 (1,448)      (1,737)
Net increase (decrease) in cash and cash equivalents                66         (346)

Cash and cash equivalents at beginning of year                   1,682        2,028

Cash and cash equivalents at end of year                       $ 1,748      $ 1,682

Supplemental disclosure of cash flow information:

  Cash paid for interest                                       $   851        $ 862


           See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES I

                     Notes to Consolidated Financial Statements

                                December 31, 1999

Note A - Organization and Significant Accounting Policies

Organization

Shelter Properties I (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on April 7, 1980. The general partner responsible for management of the Partnership's business is Shelter Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). The only other general partner of the Partnership was N. Barton Tuck, Jr. Mr. Tuck was not an affiliate of the Corporate General Partner and was effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. In June 1999, Mr. Tuck's general partnership interest in the Registrant was purchased by AIMCO Properties, L.P., an affiliate of the Corporate General Partner. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO") (see "Note B - Transfer of Control"). The directors and officers of the Corporate General Partner also serve as executive directors of AIMCO. The Partnership commenced operations on July 3, 1980 and completed its acquisition of apartment properties during December 1980. The Partnership owns four properties located in South Carolina, Virginia, and Georgia (2). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2019 unless terminated prior to such date.

Principles of Consolidation

The Registrant's financial statements include all of the accounts of the Partnership and its 99.99% owned partnership. The General Partner of the consolidated partnership is Shelter Realty I Corporation. Shelter Realty I Corporation may be removed by the Registrant; therefore, the consolidated partnership is controlled and consolidated by the Registrant. All significant interpartnership transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Cash Distributions

Cash distributions by the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement. The Partnership Agreement provides that net cash from operations means revenue received less operating expenses paid, adjusted for certain specified items which primarily include mortgage payments on debt, property improvements and replacements not previously reserved, and the effects of other adjustments to reserves including reserve amounts deemed necessary by the Corporate General Partner. In the following notes to consolidated financial statements, whenever net cash provided by operations is used, it has the aforementioned meaning. The following is a reconciliation of this subtotal in the accompanying consolidated statements of cash flows captioned "net cash provided by operating activities" to "net cash from operations", as defined in the Partnership Agreement. However, "net cash from operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                        Years Ended December 31,
                                                            1999         1998
                                                            ----         ----
                                                              (in thousands)

Net cash provided by operating activities                  $2,053       $1,675
   Property improvements and replacements                    (932)        (438)
   Payments on mortgage notes payable                        (148)        (137)
   Changes in reserves for net operating liabilities          (17)         118
   Changes in restricted escrows, net                         393          154
   Additional operating reserves                             (849)        (372)
       Net cash from operations                             $ 500       $1,000


The Corporate General Partner reserved approximately $849,000 and $372,000 at December 31, 1999 and 1998, respectively, to fund capital improvements and repairs at its properties.

Distributions made from reserves no longer considered necessary by the Corporate General Partner are considered to be additional net cash from operations for allocation purposes. The following table sets forth the distributions made by the Partnership for the years ended December 31, 1999 and 1998, as well as for the subsequent period.

                                                Distributions

                                                           Per Limited
                                        Aggregate        Partnership Unit

       01/01/98 - 12/31/98             $1,600,000 (1)        $105.67
       01/01/99 - 12/31/99             $1,300,000 (1)        $ 85.80
       01/01/00 - 03/15/00             $  500,000 (1)        $ 33.00

(1)   Distributions were made from cash from operations.

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

Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to $300 to $325 per apartment unit for Quail Hollow, Stone Mountain West, and Heritage Pointe for a total of $151,800 to $164,500. The mortgage agreement stipulates a minimum reserve of $400 per apartment unit at Windsor Hills for a total of $120,000. As of December 31, 1999, the Partnership has deposits of approximately $305,000 in its reserve accounts.

Undistributed Net Proceeds from Property Sales

At December 31, 1999, undistributed proceeds from property sales amounted to approximately $101,000 which is payable to the General Partners for related sales commissions when certain levels of return are received by the limited partners.

Allocation of Profits, Gains and Losses

Profits, gains, and losses of the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement.

Profits, not including gain from property dispositions, are allocated as if they were distributions of net cash from operations.

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

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net income as shown in the statements of operations and changes in partners' deficit for 1999 and 1998 were allocated 99% to the limited partners and 1% to the general partners. Net income per limited partnership unit for each such year was computed as 99% of net income divided by 15,000 average units outstanding.

Fair Value of Financial Instruments

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

Other Reserves

The Corporate General Partner may designate a portion of cash generated from operations as "other reserves" in determining net cash used in operations. The general partners designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current year that are expected to require the use of cash during the next year. The changes in the other reserves during 1999 and 1998 were a decrease of approximately $17,000 and an increase of approximately $118,000, respectively. These amounts were determined by considering changes in the balance of receivables and deposits, other assets, accounts payable, tenant security deposits liabilities, accrued property taxes and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Restricted Escrows

      Capital Replacement Reserves - In connection with the refinancing of Quail Hollow, Heritage Pointe, and Stone Mountain West Apartments in 1996, approximately $606,000 of the proceeds were designated as a Repair Escrow for the funding of required capital improvements and repairs as noted in the loan documents. At December 31, 1999, approximately $191,000 remained in the account.

      Replacement Reserves - In connection with the 1996 refinancings of Quail Hollow, Heritage Pointe and Stone Mountain West Apartments, each property is to deposit between $300 and $325 per unit per year with the mortgage company to establish and maintain a Replacement Reserve designated for repairs and replacements at the properties. At December 31, 1999 this reserve totaled approximately $129,000.

      Reserve Account - A general Reserve Account was established in 1992 with the refinancing proceeds for Windsor Hills. This fund was established to cover necessary repairs and replacements of existing improvements, debt service, out of pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from Windsor Hills to its Reserve Account until it equals a minimum of $400 per apartment unit or $120,000. The balance at December 31, 1999, is approximately $176,000, which includes interest earned on these funds.

Escrows for Taxes and Insurance

All tax escrow funds are designated for the payment of real estate taxes and are held by the Partnership. These funds totaled approximately $164,800 and are included in receivables and deposits.

Depreciation

Depreciation is calculated by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 5 years.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping (Note J).

Loan Costs

Loan  costs  of  approximately  $426,000,   less  accumulated   amortization  of
approximately $232,000, are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on leases. The Corporate General Partner finds it necessary to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

Investment Properties

Investment properties consist of four apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 1999 and 1998.

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $50,000 and $46,000 for the years ended December 31, 1999 and 1998, respectively, were charged to operating expense as incurred.

Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("Statement 131"), established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. (See "Note H" for segment disclosure.)

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Corporate General Partner. The Corporate General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:


                             Principal       Monthly                         Principal
                             Balance At      Payment     Stated               Balance
                            December 31,    Including   Interest Maturity      Due At
                                1999        Interest      Rate     Date       Maturity
                                (in thousands)                           (in thousands)
Properties

Quail Hollow Apartments       $ 2,850         $ 17       7.33%   11/01/03     $ 2,850

Windsor Hills Apartments
  1st mortgage                  3,975             38     7.60%   11/15/02       3,489
  2nd mortgage                    149              1     7.60%   11/15/02         149

Heritage Pointe Apartments      1,400              9     7.33%   11/01/03       1,400

Stone Mountain West

   Apartments                   3,000             18     7.33%   11/01/03       3,000
                               11,374         $ 83                            $10,888
 Less unamortized
  Discounts                      (117)

          Totals              $11,257


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

The mortgage notes payable are nonrecourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. Prepayment penalties are required if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 1999 are as follows (in thousands):

                               2000             $   160
                               2001                 172
                               2002               3,791
                               2003               7,251
                            Thereafter               --
                                                $11,374

Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                                     1999         1998

Net income as reported                              $1,254       $1,065
Add (deduct):
   Amortization of present value discounts              --            1
   Depreciation differences                             13           40
   Change in prepaid rental                            (17)         (60)
   Other                                                68           28
 Federal taxable income                              $1,318       $1,074

Federal taxable income per limited
   partnership unit                                 $87.01       $70.88

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                  Net deficit as reported                 $ (2,741)
                  Land and buildings                         1,891
                  Accumulated depreciation                    (602)
                  Syndication fees                           1,895
                  Other                                        235

                  Net assets - tax basis                  $    678

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Corporate General Partner and affiliates during the years ended December 31, 1999 and 1998:

                                                         1999       1998
                                                         (in thousands)
Property management fees (included in operating
  expenses)                                             $ 273      $ 262
Reimbursement for services of affiliates,
  (included in operating, general and
  administrative expenses, and investment
  properties)                                              98        138
Due to general partners                                   101        101

During the years ended December 31, 1999 and 1998, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $273,000 and $262,000 for the years ended December 31, 1999 and 1998, respectively.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $98,000 and $138,000 for the years ended December 31, 1999 and 1998, respectively.

Several tender offers were made by various parties, including affiliates of the general partners, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 10,098 units of limited partnership interest in the Partnership representing approximately 67.32% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Note F - Real Estate and Accumulated Depreciation


                                                       Initial Cost
                                                      To Partnership
                                                      (in thousands)

                                                              Buildings          Cost
                                                             and Related     Capitalized
                                                               Personal     Subsequent to
Description                        Encumbrances      Land      Property      Acquisition
                                  (in thousands)                            (in thousands)


Quail Hollow Apartments               $ 2,850       $ 459      $ 3,754         $ 1,459
 West Columbia, South Carolina
Windsor Hills Apartments                4,124          520       4,575           1,922
 Blacksburg, Virginia
Heritage Pointe Apartments              1,400          239       2,410           1,045
 Rome, Georgia
Stone Mountain West Apartments          3,000          210       3,408           1,296
  Stone Mountain, Georgia

     Total                            $11,374      $ 1,428     $14,147         $ 5,722

                              Gross Amount At Which Carried
                                   At December 31, 1999
                                      (in thousands)


                            Buildings
                               And
                             Related
                             Personal              Accumulated     Date of      Date     Depreciable
Description          Land   Properties Total      Depreciation   Construction  Acquired  Life-Years


Quail Hollow        $ 459    $ 5,213   $ 5,672        $ 3,970        1973      09/01/80     5-34
 West Columbia,
  South Carolina

Windsor Hill           520     6,497     7,017          4,801        1973      09/01/80     5-30

 Blacksburg,
  Virginia

Heritage Pointe        239     3,455     3,694          2,613     1967-1970     09/15/80    5-35
 Rome, Georgia

Stone Mountain West    210     4,704     4,914          3,535        1972      12/31/80     5-37
 Stone Mountain,
  Georgia

      Totals        $1,428   $19,869   $21,297        $14,919


Reconciliation of "Real Estate and Accumulated Depreciation":

                                                     December 31,
                                                   1999         1998
                                                    (in thousands)

Real Estate

Balance at beginning of year                      $20,365      $19,927
    Property improvements                             932          438

Balance at end of year                            $21,297      $20,365

Accumulated Depreciation

Balance at beginning of year                      $14,230      $13,590
    Additions charged to expense                      689          640

Balance at end of year                            $14,919      $14,230

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1999 and 1998, is approximately $23,188,000 and $22,256,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1999 and 1998, is approximately $15,521,000 and $14,844,000, respectively.

Note G - Distributions

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1999 and 1998 as well as for the subsequent period.

                                                Distributions

                                                           Per Limited

                                        Aggregate        Partnership Unit

       01/01/98 - 12/31/98             $1,600,000 (1)        $105.67
       01/01/99 - 12/31/99             $1,300,000 (1)        $ 85.50
       01/01/00 - 03/15/00             $  500,000 (1)        $ 33.00

(1)   Distribution was made from cash from operations.

Note H - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues

The Partnership has one reportable segment: residential properties. The Partnership's residential properties segment consists of four apartment complexes located in Georgia (2), South Carolina, and Virginia. The Partnership rents apartment units to people for terms that are typically twelve months or less.

Measurement of segment profit or loss

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years ended December 31, 1999 and 1998 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

                 1999                   Residential     Other      Totals
                                                  (in thousands)

Rental income                             $ 5,205       $ --      $ 5,205
Other income                                  267           19        286
Interest expense                              956           --        956
Depreciation                                  689           --        689
General and administrative expense             --          186        186
Segment profit (loss)                       1,421         (167)     1,254
Total assets                                9,001          173      9,174
Capital expenditures for investment
  properties                                  932           --        932

                 1998                   Residential     Other      Totals
                                                  (in thousands)

Rental income                             $ 4,998       $ --      $ 4,998
Other income                                  266           25        291
Interest expense                              950           --        950
Depreciation                                  640           --        640
General and administrative expense             --          217        217
Segment profit (loss)                       1,257         (192)     1,065
Total assets                                8,415          824      9,239
Capital expenditures for investment
  properties                                  438           --        438

Note I - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note J - Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Corporate General Partner. The effect of the change in 1999 was to increase net income by approximately $67,700 ($4.47 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Corporate General Partner and affiliates.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 9.     Directors,   Executive   Officers, Promoters  and  Control  Persons;
            Compliance with Section 16(a) of the Exchange Act

The Registrant has no officers or directors. The Corporate General Partner is Shelter Realty I Corporation. The names and ages of, as well as the positions and offices held by, the present executive officers and directors of the Corporate General Partner are set forth below. There are no family relationships between or among any officers or directors.

Name                        Age    Position

Patrick J. Foye              42    Executive Vice President and Director

Martha L. Long               40    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Corporate General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Forms 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years except as follows:
AIMCO Properties, L.P. and its joint filers failed to timely file a Form 3 with respect to its acquisition of Units and AIMCO and its joint filers failed to timely file a Form 4 with respect to its acquisition of Units.

Item 10. Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Registrant.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 1999, no person or entity was known to own of record or beneficially more than 5% of the Limited Partnership Units of the Registrant.

                                           Number of Units      Percentage

           Cooper River Properties, LLC          1,145             7.64%
             (an affiliate of AIMCO)
           Insignia Properties, LP               5,864            39.09%
             (an affiliate of AIMCO)
           AIMCO Properties, LP                  3,089            20.59%
             (an affiliate of AIMCO)

Cooper  River  Properties,   LLC  and  Insignia  Properties  LP  are  indirectly
ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, LP is indirectly ultimately owned by AIMCO. Its business address is 2000 South Colorado Blvd., Denver, Colorado 80222.

No director or officer of the Corporate General Partner owns any Units. The Corporate General Partner owns 100 Units as required by the terms of the Partnership Agreement governing the Partnership. AIMCO Properties LP, the other general partner acquired 3,089 units during the current year.

Item 12. Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Corporate General Partner and affiliates during the years ended December 31, 1999 and 1998:

                                                         1999       1998
                                                         (in thousands)
Property management fees (included in operating
  expenses)                                             $ 273      $ 262
Reimbursement for services of affiliates,
  (included in operating, general and
  administrative expenses, and investment
  properties)                                              98        138
Due to general partners                                   101        101

During the years ended December 31, 1999 and 1998, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $273,000 and $262,000 for the years ended December 31, 1999 and 1998, respectively.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $98,000 and $138,000 for the years ended December 31, 1999 and 1998, respectively.

Several tender offers were made by various parties, including affiliates of the general partners, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 10,098 units of limited partnership interest in the Partnership representing 67.32% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Item 13.  Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            Exhibit 18, Independent Accountants' Preferability Letter for Change in Accounting Principle, is filed as an exhibit to this report.

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      (b)   Reports on Form 8-K filed in the fourth quarter of 1999:

            None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SHELTER PROPERTIES I


                                    By:   Shelter Realty I Corporation
                                          Corporate General Partner

                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President and
                                          Controller

                                    Date:


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

/s/Patrick J. Foye      Executive Vice President      Date:
Patrick J. Foye         and Director

/s/Martha L.Long        Senior Vice President         Date:
Martha L. Long          and Controller

                                  EXHIBIT INDEX

Exhibit

     2.1 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT (incorporated by reference to Exhibit 2.1 of IPT's Current Report on Form 8-K, File No. 1-14179, dated October 1,
          1998).

3                 See Exhibit 4(a)

     4 (a) Amended and Restated Certificate and Agreement of Limited Partnership (included as Exhibit A to the Prospectus of Registrant dated July 3, 1980 contained in Amendment No. 1 to Registration Statement No. 2-67384 of Registrant filed July 3, 1980 (the "Prospectus") and incorporated herein by reference).

          (b) Subscription Agreements and Signature Pages (Filed with Amendment No. 1 of Registration Statement No. 2-67384 of Registrant filed July 3, 1980 and incorporated herein by reference).

          (c) Wrap Around Mortgage Note and South Carolina Mortgage of Real Estate between Quail Hollow Company and Shelter Properties I to acquire Quail Hollow Apartments.*

          (d) Promissory Note and Deed of Trust and Security Agreement between Pacific Mutual Life Insurance Company and Shelter Properties I to refinance the debt of Windsor Hills Apartments.*

          (e)  Multifamily  Note and  Multifamily  Deed to secure  Debt  between
               Germania   Federal  Savings  and  Loan  Association  and  Shelter
               Properties I to refinance the debt of Rome Georgian Apartments.*

          (f) Promissory Note and Deed to Secure Debt and Security Agreement between Citizens and Southern Financial Corporation and Stone Property Associates, Ltd. to acquire Stone Mountain Apartments.*

                  *Filed as Exhibit 4(c), 4(d), 4(e), and 4(f), respectively, to Form 10-K of Registrant for year ended December 31, 1987 and incorporated herein by reference.

10(i)             Contract related to acquisition or disposition of properties.

          (a) Purchase Agreement dated December 5, 1979, between Quail Hollow Associates Limited Partnership and U.S. Shelter Corporation to purchase Quail Hollow Apartments.**

          (b) Purchase Agreement dated December 5, 1979, between Windsor Associates and U.S. Shelter Corporation to purchase Windsor Hills Apartments.**

                  **Filed  as  Exhibits  12(c)  and  12(d),   respectively,   to
                  Registration Statement No. 2-67384 of Registrant filed April 16, 1980 and incorporated herein by reference.

          (c) Purchase Agreement dated June 4, 1980 between Paul Lipman, Trustee and U.S. Shelter Corporation to purchase Rome Georgian Apartments.***

          ***Filed  as  Exhibit  12(d),  to  Amendment  No.  1  to  Registration
               Statement, No. 2-67384, of Registrant filed July 3, 1980 and incorporated herein by reference.

          (d) Purchase Agreement dated December 17, 1980 between Stone Property Associates, Ltd. and Shelter Properties I to purchase Stone Mountain West Apartments. (Filed with Form 8-K of Registrant dated December 18, 1980 and incorporated herein by reference).

          (e) Agreement of Sale dated September 30, 1983 between Shelter Properties I and Case/Edwards Associates to sell Yorktown Apartments. (Filed with Form 10-K of Registrant for year ended December 31, 1983 and incorporated herein by reference).

          (f) Contract of Sale dated September 30, 1983 between Shelter Properties I and Volco, Inc. to sell Lamplighter Apartments. (Filed with Form 10-K of Registrant for year ended December 31, 1984 and incorporated herein by reference).

          (g) Agreement of Sale dated May 31, 1984 between Shelter Properties I and BWIT Fifty-Fifth Street, Inc. to sell Middle Plantation Apartments. (Filed with Form 10-K of Registrant for year ended December 31, 1984 and incorporated herein by reference).

10(ii) Form of Management  Agreement with U.S. Shelter Corporation  subsequently assigned to Shelter Management Group, L.P. (now known as Insignia Management, L.P.) (Filed with Amendment No. 1 of Registration Statement, No. 2-67384 of Registrant filed July 3, 1980 and incorporated herein by reference).

10(iii)           Contracts related to refinancing the debt:

          (a) Restated and Modified of First Deed of Trust and Security Agreement dated October 28, 1992 between Windsor Hills I, L.P. and Dewey B. Morris and Richard G. Joynt (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the Windsor Hill property.****

          (b) Second Deed of Trust and Security Agreement dated October 28, 1992 between Windsor Hills I, L.P. and Dewey B. Morris and Richard G. Joynt (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the Windsor Hill property.****

          (c) First Assignment of Leases and Rents dated October 28, 1992 between Windsor Hills I, L.P. and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the Windsor Hills property.****

          (d) Second Assignment of Leases and Rents dated October 28, 1992 between Windsor Hills I, L.P. and Dewey B. Morris and Richard G. Joynt (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the Windsor Hills property.****

          (e) Restated and Modified Deed of Trust Note dated October 28, 1992 between Windsor Hills I, L.P. and First Commonwealth Realty Credit Corporation relating to the Windsor Hills property.****

          (f) Second Deed of Trust Note dated October 28, 1992 between Windsor Hills I, L.P. and First Commonwealth Realty Credit Corporation, a Virginia Corporation relating to the Windsor Hills property.****

                  ****Filed as Exhibit 10(iii) (a) through (f), respectively, to Form 10-KSB of Registrant for year ended December 31, 1992 and incorporated herein by reference.

          (g) Multifamily Note dated May 11, 1994 between Shelter Properties I and Financial Federal Savings Bank relating to Rome Georgian Apartments.*****

          (h) Multifamily Deed to secure debt, assignments of rents and security agreement, dated May 11, 1994 between Shelter Properties I and Financial Federal Savings Bank securing Rome Georgian Apartments.*****

          (i) Multifamily Note secured by a Mortgage or Deed of Trust dated November 1, 1996, between Shelter Properties I and Lehman
               Brothers Holdings, Inc., d/b/a Lehman Capital, a Division of Lehman Brothers Holdings, Inc., relating to Quail Hollow Apartments.

          (j) Multifamily Note secured by a Mortgage or Deed of Trust dated November 1, 1996, between Shelter Properties I and Lehman
               Brothers Holdings, Inc., d/b/a Lehman Capital, a Division of Lehman Brothers Holdings, Inc., relating to Rome Georgian Apartments.

          (k) Multifamily Note secured by a Mortgage or Deed of Trust dated November 1, 1996, between Shelter Properties I and Lehman
               Brothers Holdings, Inc., d/b/a Lehman Capital, a Division of Lehman Brothers Holdings, Inc., relating to Stone Mountain West Apartments.

                  *****Filed as Exhibit 10(iii) (a) and (b), respectively, to Form 10QSB of Registrant for the quarter ended June 30, 1994 and incorporated herein by reference.

          18 Independent Accountants' Preferability Letter for Change in Accounting Principle.

          22   Subsidiaries of the Registrant.

          27   Financial Data Schedule.

          99   (a)  Prospectus  of Registrant  dated July 3, 1980,  (included in
               Registration   Statement  No.   2-67384,   of   Registrant)   and
               incorporated herein by reference.

          (b) Agreement of Limited Partnership for Windsor Hills I, L.P. between Shelter I GP Limited Partnership and Shelter I Limited Partnership dated October 13, 1992. (Filed as Exhibit 28(b) to Form 10-KSB of Registrant for year ended December 31, 1992 and incorporated herein by reference).

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

                                                                      Exhibit 18

February 7, 2000


Mr. Patrick J. Foye
Executive Vice President
Shelter Realty I Corporation

Corporate General Partner of Shelter Properties I
55 Beattie Place
P.O. Box 1089
Greenville, South Carolina 29602

Dear Mr. Foye:

Note J of Notes to the Financial Statements of Shelter Properties I included in its Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. You have advised us that you believe that the change is to a preferable method in your circumstances because it provides a better matching of expenses with the related benefit of the expenditures and is consistent with policies currently being used by your industry and conforms to the policies of the Corporate General Partner.

There are no authoritative criteria for determining a preferable method based on the particular circumstances; however, we conclude that the change in the method of accounting for exterior painting and major landscaping is to an acceptable alternative method which, based on your business judgment to make this change for the reasons cited above, is preferable in your circumstances.

                                                              Very truly yours,
                                                           /s/ Ernst & Young LLP