Form 10QSB
period 2000-03-31
SHELTER PROPERTIES I LTD PARTNERSHIP
filed 2000-05-11
CIK 316220

FORM 10-QSB - QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Quarterly or Transitional Report

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                              SHELTER PROPERTIES I

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                        (in thousands, except per unit data)

                                 March 31, 2000

Assets

   Cash and cash equivalents                                                $  1,501
   Receivables and deposits                                                      134
   Restricted escrows                                                            637
   Other assets                                                                  260
   Investment properties:
      Land                                                    $  1,428
      Buildings and related personal property                   20,129
                                                                21,557

      Less accumulated depreciation                            (15,103)        6,454
                                                                            $  8,986

Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                                         $    177
   Tenant security deposit liabilities                                           147
   Accrued property taxes                                                         62
   Other liabilities                                                             292
   Mortgage notes payable                                                     11,227

Partners' Deficit

   General partners                                            $ (54)
   Limited partners (15,000 units issued and
      outstanding)                                             (2,865)        (2,919)
                                                                            $ 8,986

            See Accompanying Notes to Consolidated Financial Statements

b)

                              SHELTER PROPERTIES I

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)


                                                           Three Months Ended
                                                               March 31,
                                                            2000       1999
Revenues:
   Rental income                                           $1,312     $1,285
   Other income                                                77         58
      Total revenues                                        1,389      1,343

Expenses:
   Operating                                                  524        503
   General and administrative                                  49         55
   Depreciation                                               184        157
   Interest                                                   233        237
   Property taxes                                              77         69
      Total expenses                                        1,067      1,021

Net income                                                 $ 322       $ 322

Net income allocated to general partners (1%)               $ 3         $ 3
Net income allocated to limited partners (99%)                319        319

                                                           $ 322       $ 322

Net income per limited partnership unit                    $21.27     $21.27

Distributions per limited partnership unit                 $33.00     $66.00

            See Accompanying Notes to Consolidated Financial Statements


c)

                                SHELTER PROPERTIES I
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)

                          (in thousands, except unit data)


                                      Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          15,000         $ 2        $15,000    $15,002

Partners' deficit at
   December 31, 1999                    15,000       $   (52)     $(2,689)   $(2,741)

Distributions to partners                   --            (5)        (495)      (500)

Net income for the three months
   ended March 31, 2000                     --             3          319        322

Partners' deficit at
   March 31, 2000                       15,000        $ (54)      $(2,865)   $(2,919)

            See Accompanying Notes to Consolidated Financial Statements

d)

                              SHELTER PROPERTIES I

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                  (in thousands)

                                                                 Three Months Ended
                                                                       March 31,

                                                                  2000        1999
Cash flows from operating activities:

   Net income                                                   $   322     $   322
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                                184         157
        Amortization of discounts and loan costs                     22          23
        Change in accounts:
            Receivables and deposits                                  7          --
            Other assets                                            (24)        (41)
            Accounts payable                                         35         (45)
            Tenant security deposit liabilities                      --           7
            Accrued property taxes                                   14          (4)
            Other liabilities                                       (29)         31

               Net cash provided by operating activities            531         450

Cash flows from investing activities:

   Property improvements and replacements                          (260)        (87)
   Net (deposits to) withdrawals from restricted escrows           (136)        136

               Net cash (used in) provided by investing
                  activities                                       (396)         49

Cash flows from financing activities:

   Payments on mortgage notes payable                               (39)        (36)
   Distributions to partners                                       (500)     (1,000)

               Net cash used in financing activities               (539)     (1,036)

Net decrease in cash and cash equivalents                          (404)       (537)
Cash and cash equivalents at beginning of period                  1,905       1,682

Cash and cash equivalents at end of period                      $ 1,501     $ 1,145

Supplemental disclosure of cash flow information:

   Cash paid for interest                                       $   211     $   214

            See Accompanying Notes to Consolidated Financial Statements



e)
                              SHELTER PROPERTIES I

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties I (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty I Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Principles of Consolidation

The Registrant's financial statements include all of the accounts of the Registrant and its 99.99% owned partnership. The General Partner of the consolidated partnership is Shelter Realty I Corporation. Shelter Realty I Corporation may be removed by the Registrant; therefore, the consolidated partnership is controlled and consolidated by the Registrant. All significant interpartnership transactions have been eliminated.

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

                                                        For the Three Months Ended
                                                                March 31,
                                                              (in thousands)
                                                           2000             1999

Net cash provided by operating activities                 $ 531             $ 450
   Payments on mortgage notes payable                       (39)              (36)
   Property improvements and replacements                  (260)              (87)
   Change in restricted escrows, net                       (136)              136
   Changes in reserves for net operating
      liabilities                                            (3)               52
   Additional reserves                                      (93)             (515)

      Net cash provided by operations                      $ --             $  --

At March 31, 2000 and 1999, the Corporate General Partner reserved an additional $93,000 and $515,000, respectively to fund continuing capital improvements and repairs at the Partnership's four investment properties.

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Corporate General Partner and affiliates during the three months ended March 31, 2000 and 1999:

                                                          2000       1999
                                                          (in thousands)

Property management fees (included in
  operating expenses)                                     $ 71       $ 67
Reimbursement for services of affiliates
  (included in operating and general and
  administrative expense and investment properties)         26         32
Due to Corporate General Partner                           101        101

During the three months ended March 31, 2000 and 1999, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $71,000 and $67,000 for the three months ended March 31, 2000 and 1999, respectively.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $26,000 and $32,000 for the three months ended March 31, 2000 and 1999, respectively.

During 1992, a liability of approximately $101,000 was incurred to the Corporate General Partner for sales commissions earned. Per the Partnership Agreement, this liability can not be paid until certain levels of return are received by the limited partners. As of March 31, 2000, the level of return to the limited partners has not been met.

AIMCO and its affiliates currently own 10,278 limited partnership units in the Partnership representing 68.52% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 68.52% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Note E - Distributions

Cash distributions from operations of approximately $500,000 ($495,000 of which was paid to the limited partners, $33.00 per limited partnership unit) and $1,000,000 ($990,000 of which was paid to the limited partners, $66.00 per limited partnership unit) were made to the partners during the three months ended March 31, 2000 and 1999, respectively.

Note F - Segment Reporting

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

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three month periods ended March 31, 2000 and 1999 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

                 2000                   Residential      Other       Totals
                                                   (in thousands)
Rental income                             $ 1,312         $ --      $ 1,312
Other income                                   75             2          77
Interest expense                              233            --         233
Depreciation                                  184            --         184
General and administrative expense             --            49          49
Segment profit (loss)                         369           (47)        322
Total assets                                8,802           184       8,986
Capital expenditures for investment
  properties                                  260            --         260


                 1999                   Residential      Other       Totals
                                                   (in thousands)
Rental income                             $ 1,285         $ --      $ 1,285
Other income                                   51             7          58
Interest expense                              237            --         237
Depreciation                                  157            --         157
General and administrative expense             --            55          55
Segment profit (loss)                         370           (48)        322
Total assets                                7,948           575       8,523
Capital expenditures for investment
  properties                                   87            --          87

Note G - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 2000 and 1999:

                                                            Average
                                                           Occupancy

       Property                                        2000          1999

       Quail Hollow Apartments
          West Columbia, South Carolina                90%            92%

       Windsor Hills Apartments
          Blacksburg, Virginia                         96%            97%

       Heritage Pointe Apartments
       (Formerly Rome Georgian Apartments)
          Rome, Georgia                                92%            96%

       Stone Mountain West Apartments
          Stone Mountain, Georgia                      96%            95%

The Corporate General Partner attributes the decrease in occupancy at Heritage Pointe Apartments to increased competition in the local market.

Results of Operations

The Registrant's net income for both the three months ended March 31, 2000 and 1999, was approximately $322,000. There was no change in net income for the comparable three month periods, however total revenues and total expense both increased for the three months ended March 31, 2000 as compared to 1999. The increase in total expenses is primarily attributable to an increase in depreciation, operating, and property tax expenses. Depreciation expense increased at all the Partnership's properties due to the increase in depreciable assets placed into service over the past year at all four of the Partnership's investment properties. Operating expense increased due to an increase in insurance expense and employee salaries and related employee benefits. The increase in total expenses was partially offset by a decrease in general and administrative expense.

The increase in total revenues is due to an increase in rental income and other income. Rental income increased as a result of an increase in the average annual rental rates at all four of the Registrant's investment properties which more than offset the decrease in occupancy noted above. Other income increased due to an increase in lease cancellation fees and deposit forfeitures as a result of the decrease in occupancy at three of the Registrant's investment properties.

General and administrative expense decreased due to a decrease in general partner reimbursements allowed under the Partnership Agreement. Also included in general and administrative expense were costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At March 31, 2000, the Partnership had cash and cash equivalents of approximately $1,501,000 compared to approximately $1,145,000 at March 31, 1999. The decrease in cash and cash equivalents for the three months ended March 31, 2000 from the Partnership's year ended December 31, 1999, was approximately $404,000. This decrease is due to approximately $539,000 of cash used in financing activities and approximately $396,000 of cash used in investing activities partially offset by approximately $531,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners and to a lesser extent, principal payments made on mortgages encumbering the Registrant's investment properties. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lenders. The Registrant invests its working capital reserves in money market accounts.

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

Quail Hollow Apartments

The Partnership has budgeted approximately $264,000 for capital improvements at Quail Hollow Apartments consisting primarily of exterior painting, floor covering and appliance replacements, and exterior building improvements. During the three months ended March 31, 2000, the Partnership spent approximately $172,000 consisting primarily of appliances, roof replacements, exterior painting, and exterior building improvements. These improvements were funded from operating cash flow and replacement reserves.

Heritage Pointe Apartments

The Partnership has budgeted approximately $93,000 for capital improvements at Heritage Pointe Apartments consisting primarily of plumbing upgrades, floor covering and appliance replacements and air conditioning upgrades. During the three months ended March 31, 2000, the Partnership spent approximately $36,000 consisting primarily of plumbing upgrades, appliances, and floor covering replacements. These improvements were funded from operating cash flow.

Stone Mountain West Apartments

The Partnership has budgeted approximately $99,000 for capital improvements at Stone Mountain West Apartments consisting primarily of floor covering, appliance replacements, parking area upgrades and air conditioning unit replacements.
During the three months ended March 31, 2000, the Partnership spent approximately $49,000 consisting primarily of major landscaping, floor covering replacements and appliances. These improvements were funded from operating cash flow.

Windsor Hills Apartments

The Partnership has budgeted approximately $155,000 for capital improvements at Windsor Hills Apartments consisting primarily of structural improvements, floor covering and appliance replacements, and air conditioning unit replacements. During the three months ended March 31, 2000, the Partnership spent approximately $3,000 consisting primarily of floor covering replacements. These improvements were funded from operating cash flow.

The additional capital improvements will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $11,227,000, net of discount, is amortized over varying periods with required balloon payments ranging from November 15, 2002 to November 1, 2003. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

Cash distributions from operations of approximately $500,000 ($495,000 of which was paid to the limited partners, $33.00 per limited partnership unit) and $1,000,000 ($990,000 of which was paid to the limited partners, $66.00 per limited partnership unit) were made to the partners during the three months ended March 31, 2000 and 1999, respectively. The Registrant's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance; however, that the Registrant will generate sufficient funds from operations to permit further distributions to its partners in 2000 or subsequent periods. Distributions may be further restricted by the requirement to deposit net operating income (as described in the mortgage notes) into a Reserve Account until the Reserve Account is funded in an amount equal to $300 to $325 per apartment unit for Quail Hollow, Stone Mountain West and Heritage Pointe for a total of $151,800 to $164,500. The mortgage agreement stipulates a minimum reserve of $400 per apartment unit at Windsor Hills for a total of $120,000. As of March 31, 2000 the Partnership had deposits of approximately $441,000 in its Reserve Accounts.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part 1 - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b) Reports  on Form 8-K filed  during the  quarter  ended  March 31,
                  2000:

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

                                 Date:   May 10, 2000