Form 10QSB
period 2000-06-30
SHELTER PROPERTIES I LTD PARTNERSHIP
filed 2000-08-11
CIK 316220

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

                    For the quarterly period ended June 30, 2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


               For the transition period from _________ to _________

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

                                 (864) 239-1000

                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

a)

                              SHELTER PROPERTIES I

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                        (in thousands, except per unit data)

                                  June 30, 2000

Assets

   Cash and cash equivalents                                             $   318
   Receivables and deposits                                                  313
   Restricted escrows                                                        635
   Other assets                                                              230
   Investment properties:
      Land                                                $  1,428
      Buildings and related personal property               20,418
                                                            21,846

      Less accumulated depreciation                        (15,300)        6,546
                                                                         $ 8,042

Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                                       $   96
   Tenant security deposit liabilities                                       152
   Accrued property taxes                                                     75
   Other liabilities                                                         310
   Mortgage notes payable                                                 11,196

Partners' Deficit

   General partners                                        $ (63)
   Limited partners (15,000 units issued and
      outstanding)                                         (3,724)        (3,787)
                                                                         $ 8,042

            See Accompanying Notes to Consolidated Financial Statements

b)

                              SHELTER PROPERTIES I

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)


                                     Three Months Ended         Six Months Ended
                                          June 30,                  June 30,
                                     2000         1999          2000         1999
Revenues:
   Rental income                    $ 1,317      $ 1,285       $ 2,629      $ 2,570
   Other income                         103           64           180          122
       Total revenues                 1,420        1,349         2,809        2,692

Expenses:
   Operating                            536          495         1,060          998
   General and administrative            52           39           101           94
   Depreciation                         197          148           381          305
   Interest                             233          237           466          474
   Property taxes                        73           73           150          142
       Total expenses                 1,091          992         2,158        2,013

   Net income                       $   329      $   357       $   651      $   679

Net income allocated

   to general partners (1%)         $     3      $     4       $     6      $     7
Net income allocated

   to limited partners (99%)            326          353           645          672

                                    $   329      $   357       $   651      $   679
Net income per limited
   partnership unit                 $ 21.73      $ 23.53       $ 43.00      $ 44.80

Distribution per limited

   partnership unit                 $ 79.00      $    --       $112.00      $ 66.00

            See Accompanying Notes to Consolidated Financial Statements

c)

                                SHELTER PROPERTIES I
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)

                          (in thousands, except unit data)


                                      Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          15,000         $ 2        $15,000    $15,002

Partners' deficit at
   December 31, 1999                    15,000       $   (52)     $(2,689)   $(2,741)

Distributions to partners                   --           (17)      (1,680)    (1,697)
Net income for the six months
   ended June 30, 2000                      --             6          645        651

Partners' deficit at
   June 30, 2000                        15,000        $ (63)      $(3,724)   $(3,787)

            See Accompanying Notes to Consolidated Financial Statements

d)

                              SHELTER PROPERTIES I

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                  (in thousands)


                                                                  Six Months Ended
                                                                        June 30,

                                                                  2000        1999
Cash flows from operating activities:

   Net income                                                   $   651     $   679
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                                381         305
        Amortization of discounts and loan costs                     44          46
        Change in accounts:
            Receivables and deposits                                (15)        (22)
            Other assets                                             (8)        (40)
            Accounts payable                                        (46)        (60)
            Tenant security deposit liabilities                       5           8
            Accrued property taxes                                   27          27
            Other liabilities                                       (11)         20

               Net cash provided by operating activities          1,028         963

Cash flows from investing activities:

   Property improvements and replacements                          (549)       (287)
   Net (deposits to) withdrawals from restricted escrows           (134)        191

               Net cash used in investing activities               (683)        (96)

Cash flows from financing activities:

   Payments on mortgage notes payable                               (78)        (72)
   Distributions to partners                                     (1,697)     (1,000)

               Net cash used in financing activities             (1,775)     (1,072)

Net decrease in cash and cash equivalents                        (1,430)       (205)
Cash and cash equivalents at beginning of period                  1,748       1,682

Cash and cash equivalents at end of period                      $   318     $ 1,477

Supplemental disclosure of cash flow information:

   Cash paid for interest                                       $   421     $   428

            See Accompanying Notes to Consolidated Financial Statements

e)
                              SHELTER PROPERTIES I

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties I (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty I Corporation (the "Corporate General Partner") all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

                                                    For the Six Months Ended
                                                            June 30,
                                                         (in thousands)
                                                      2000             1999
Net cash provided by operating activities           $ 1,028            $  963
   Payments on mortgage notes payable                   (78)              (72)
   Property improvements and replacements              (549)             (287)
   Change in restricted escrows, net                   (134)              191
   Changes in reserves for net operating
      liabilities                                        48                67
   Additional reserves                                 (210)             (562)

      Net cash provided by operations               $   105            $  300

At June 30, 2000 and 1999, the Corporate General Partner reserved an additional $210,000 and $562,000, respectively, to fund continuing capital improvements and repairs at the Partnership's four investment properties.

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Corporate General Partner and affiliates during the six months ended June 30, 2000 and 1999:

                                                          2000       1999
                                                          (in thousands)

Property management fees (included in
  operating expenses)                                     $142       $135
Reimbursement for services of affiliates
  (included in operating and general and
  administrative expense and investment properties)         61         61
Due to Corporate General Partner                           101        101
Due from affiliates                                         --         18

During the six months ended June 30, 2000 and 1999, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $142,000 and $135,000 for the six months ended June 30, 2000 and 1999, respectively.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $61,000 for both the six months ended June 30, 2000 and 1999.

During 1992, a liability of approximately $101,000 was incurred to the Corporate General Partner for sales commissions earned. Pursuant to the Partnership
Agreement, this liability can not be paid until certain levels of return are received by the limited partners. As of June 30, 2000, the level of return to the limited partners has not been met.

AIMCO and its affiliates currently own 10,289 limited partnership units in the Partnership representing 68.59% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 68.59% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Note E - Distributions

Cash distributions from operations of approximately $1,697,000 ($1,680,000 of which was paid to the limited partners, $112.00 per limited partnership unit) and approximately $1,000,000 ($990,000 of which was paid to the limited partners, $66.00 per limited partnership unit) were made to the partners during the six months ended June 30, 2000 and 1999, respectively.

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

Segment information for the three and six month periods ended June 30, 2000 and 1999 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

   Three Months Ended June 30, 2000     Residential      Other       Totals
                                                   (in thousands)
Rental income                             $ 1,317         $ --      $ 1,317
Other income                                  101             2         103
Interest expense                              233            --         233
Depreciation                                  197            --         197
General and administrative expense             --            52          52
Segment profit (loss)                         379           (50)        329

    Six Months Ended June 30, 2000      Residential      Other       Totals
                                                   (in thousands)
Rental income                             $ 2,629         $ --      $ 2,629
Other income                                  176             4         180
Interest expense                              466            --         466
Depreciation                                  381            --         381
General and administrative expense             --           101         101
Segment profit (loss)                         748           (97)        651
Total assets                                8,011            31       8,042
Capital expenditures for investment
  properties                                  549            --         549

   Three Months Ended June 30, 1999     Residential      Other       Totals
                                                   (in thousands)
Rental income                             $ 1,285         $ --      $ 1,285
Other income                                   59             5          64
Interest expense                              237            --         237
Depreciation                                  148            --         148
General and administrative expense             --            39          39
Segment profit (loss)                         391           (34)        357

    Six Months Ended June 30, 1999      Residential      Other       Totals
                                                   (in thousands)
Rental income                             $ 2,570         $ --      $ 2,570
Other income                                  110            12         122
Interest expense                              474            --         474
Depreciation                                  305            --         305
General and administrative expense             --            94          94
Segment profit (loss)                         761           (82)        679
Total assets                                8,319           540       8,859
Capital expenditures for investment
  properties                                  287            --         287

Note G - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 2000 and 1999:

                                                            Average
                                                           Occupancy

       Property                                        2000          1999

       Quail Hollow Apartments
          West Columbia, South Carolina                90%            93%

       Windsor Hills Apartments
          Blacksburg, Virginia                         94%            96%

       Heritage Pointe Apartments
       (Formerly Rome Georgian Apartments)
          Rome, Georgia                                93%            93%

       Stone Mountain West Apartments
          Stone Mountain, Georgia                      95%            96%

The Corporate General Partner attributes the decrease in occupancy at Quail Hollow Apartments to increased competition in the local market.

Results of Operations

The Registrant's net income for the three and six months ended June 30, 2000 was approximately $329,000 and $651,000, respectively, as compared to approximately $357,000 and $679,000, respectively, for the three and six months ended June 30, 1999. The decrease in net income was due to an increase in total expenses which was partially offset by an increase in total revenues. The increase in total revenues was due to an increase in both rental income and other income. Rental income increased as a result of an increase in the average annual rental rates at all four of the Registrant's investment properties which was partially offset by a decrease in occupancy at Quail Hollow Apartments, Stone Mountain West Apartments, and Windsor Hills Apartments. Other income increased due to an increase in interest income at all four investment properties and an increase in telephone rebates and late charge income at Quail Hollow Apartments and Stone Mountain West Apartments.

Total expenses increased primarily due to an increase in operating and depreciation expense. The increase in operating expense was attributable to an increase in water and sewer expense at Quail Hollow Apartments, Windsor Hills Apartments, and Stone Mountain West Apartments, and an increase in employee salaries and related employee benefits at each of the investment properties. Depreciation expense increased at all of the Registrant's properties due to an increase in depreciable assets placed into service. The increase in total expense was partially offset by a slight decrease in interest expense.

General and administrative expense increased due to a increase in general partner reimbursements allowed under the Partnership Agreement. Also included in general and administrative expense were costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At June 30, 2000, the Partnership had cash and cash equivalents of approximately $318,000 compared to approximately $1,477,000 at June 30, 1999. The decrease in cash and cash equivalents for the six months ended June 30, 2000 from the Partnership's year ended December 31, 1999 was approximately $1,430,000. This decrease is due to approximately $1,775,000 of cash used in financing activities and approximately $683,000 of cash used in investing activities partially offset by approximately $1,028,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners and, to a lesser extent, principal payments made on the mortgages encumbering the Registrant's investment properties. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lenders. The Registrant invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state and local legal and regulatory requirements. Capital improvements planned for each of the Registrant's properties are detailed below.

Quail Hollow Apartments

The Partnership has budgeted approximately $520,000 for capital improvements at Quail Hollow Apartments consisting primarily of exterior painting, floor covering and appliance replacements, and exterior building improvements. During the six months ended June 30, 2000, the Partnership spent approximately $329,000 on budgeted and nonbudgeted improvements consisting primarily of appliances, roof replacements, exterior painting, and exterior building improvements. These improvements were funded from operating cash flow and replacement reserves.

Heritage Pointe Apartments

The Partnership has budgeted approximately $93,000 for capital improvements at Heritage Pointe Apartments consisting primarily of plumbing upgrades, floor covering and appliance replacements and air conditioning upgrades. During the six months ended June 30, 2000, the Partnership spent approximately $41,000 consisting primarily of plumbing upgrades, appliances and floor covering replacements. These improvements were funded from operating cash flow.

Stone Mountain West Apartments

The Partnership has budgeted approximately $166,000 for capital improvements at Stone Mountain West Apartments consisting primarily of floor covering, appliance replacements, parking area upgrades and air conditioning unit replacements. During the six months ended June 30, 2000, the Partnership spent approximately $150,000 on budgeted and nonbudgeted improvements consisting primarily of major landscaping, floor covering replacements and appliances. These improvements were funded from operating cash flow.

Windsor Hills Apartments

The Partnership has budgeted approximately $155,000 for capital improvements at Windsor Hills Apartments consisting primarily of structural improvements, floor covering and appliance replacements, and air conditioning unit replacements. During the six months ended June 30, 2000, the Partnership spent approximately $29,000 consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow.

The additional capital improvements will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $11,196,000, net of discount, is amortized over varying periods with required balloon payments ranging from November 15, 2002 to November 1, 2003. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

Cash distributions from operations of approximately $1,697,000 ($1,680,000 of which was paid to the limited partners, $112.00 per limited partnership unit) and approximately $1,000,000 ($990,000 of which was paid to the limited partners, $66.00 per limited partnership unit) were made to the partners during the six months ended June 30, 2000 and 1999, respectively. The Registrant's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance; however, that the Registrant will generate sufficient funds from operations to permit further distributions to its partners during the remainder of 2000 or subsequent periods. Distributions may be further restricted by the requirement to deposit net operating income (as described in the mortgage notes) into a Reserve Account until the Reserve Account is funded in an amount equal to $300 to $325 per apartment unit for Quail Hollow, Stone Mountain West and Heritage Pointe for a total of $151,800 to $164,500. The mortgage agreement stipulates a minimum reserve of $400 per apartment unit at Windsor Hills for a total of $120,000. As of June 30, 2000 the Partnership had deposits of approximately $494,000 in its Reserve Accounts.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2000:

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

                              Date:      August 11, 2000