Form 10QSB
period 2000-09-30
SHELTER PROPERTIES I LTD PARTNERSHIP
filed 2000-11-13
CIK 316220

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

                 For the quarterly period ended September 30, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                              SHELTER PROPERTIES I

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                        (in thousands, except per unit data)

                               September 30, 2000


Assets

   Cash and cash equivalents                                                 $   758
   Receivables and deposits                                                      383
   Restricted escrows                                                            521
   Other assets                                                                  177
   Investment properties:
      Land                                                    $  1,189
      Buildings and related personal property                   17,180
                                                                18,369

      Less accumulated depreciation                            (12,770)        5,599
                                                                             $ 7,438

Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                                          $    37
   Tenant security deposit liabilities                                           119
   Accrued property taxes                                                        108
   Other liabilities                                                             496
   Mortgage notes payable                                                      9,764

Partners' Deficit

   General partners                                            $ (44)
   Limited partners (15,000 units issued and
      outstanding)                                             (3,042)       (3,086)
                                                                            $ 7,438

            See Accompanying Notes to Consolidated Financial Statements


b)

                              SHELTER PROPERTIES I

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)


                                     Three Months Ended         Nine Months Ended
                                       September 30,              September 30,
                                     2000         1999          2000         1999
Revenues:
   Rental income                    $ 1,313      $ 1,311       $ 3,942      $ 3,881
   Other income                          98           64           278          186
   Gain on sale of investment
     property                         1,832           --         1,832           --
       Total revenues                 3,243        1,375         6,052        4,067

Expenses:
   Operating                            585          580         1,645        1,578
   General and administrative           120           47           221          141
   Depreciation                         180          175           561          480
   Interest                             232          235           698          709
   Property taxes                        93           70           243          212
       Total expenses                 1,210        1,107         3,368        3,120

Income before extraordinary

  item                                2,033          268         2,684          947
Extraordinary loss on early
  extinguishment of debt                (77)          --           (77)          --

   Net income                       $ 1,956      $   268       $ 2,607      $   947

Net income allocated

   to general partners (1%)         $    20      $     2       $    26      $     9
Net income allocated

   to limited partners (99%)          1,936          266         2,581          938

   Net income                       $ 1,956      $   268       $ 2,607      $   947

Per limited partnership unit:

Income before extraordinary

   item                             $134.14      $ 17.73       $177.14      $ 62.53
Extraordinary item                    (5.07)          --         (5.07)          --
Net income                          $129.07      $ 17.73       $172.07      $ 62.53
Distribution per limited
  partnership                       $ 83.60      $ 19.80       $195.60      $ 85.80

            See Accompanying Notes to Consolidated Financial Statements

c)

                                SHELTER PROPERTIES I
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)

                          (in thousands, except unit data)


                                      Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          15,000         $ 2        $15,000    $15,002

Partners' deficit at
   December 31, 1999                    15,000       $   (52)     $(2,689)   $(2,741)

Distributions to partners                   --           (18)      (2,934)    (2,952)

Net income for the nine months
   ended September 30, 2000                 --            26        2,581      2,607

Partners' deficit at
   September 30, 2000                   15,000        $ (44)      $(3,042)   $(3,086)

            See Accompanying Notes to Consolidated Financial Statements

d)

                              SHELTER PROPERTIES I

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,

                                                                  2000        1999
Cash flows from operating activities:

   Net income                                                   $ 2,607     $   947
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                                561         480
        Amortization of discounts and loan costs                     67          69
        Gain on sale of investment property                      (1,832)         --
        Extraordinary loss on early extinguishment of debt           77          --
        Change in accounts:
            Receivables and deposits                                (85)        (31)
            Other assets                                             (4)        (44)
            Accounts payable                                       (105)        (41)
            Tenant security deposit liabilities                     (28)         11
            Accrued property taxes                                   60          66
            Other liabilities                                        75          14
               Net cash provided by operating activities          1,393       1,471

Cash flows from investing activities:

   Property improvements and replacements                          (826)       (600)
   Net (deposits to) withdrawals from restricted escrows            (20)        185
   Proceeds from sale of investment property                      2,976          --
               Net cash provided by (used in) investing
                   activities                                     2,130        (415)

Cash flows from financing activities:

   Payments on mortgage notes payable                              (119)       (110)
   Distributions to partners                                     (2,952)     (1,300)
   Debt extinguishment costs paid                                   (42)         --
   Repayment of mortgage note                                    (1,400)         --
               Net cash used in financing activities             (4,513)     (1,410)

Net decrease in cash and cash equivalents                          (990)       (354)
Cash and cash equivalents at beginning of period                  1,748       1,682

Cash and cash equivalents at end of period                      $   758     $ 1,328

Supplemental disclosure of cash flow information:

   Cash paid for interest                                       $   639     $   640

            See Accompanying Notes to Consolidated Financial Statements

e)
                              SHELTER PROPERTIES I

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties I (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty I Corporation (the "Corporate General Partner") all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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


                                                        For the Nine Months Ended
                                                              September 30,
                                                              (in thousands)
                                                           2000             1999
Net cash provided by operating activities                $ 1,393           $ 1,471
   Payments on mortgage notes payable                       (119)             (110)
   Property improvements and replacements                   (826)             (600)
   Change in restricted escrows, net                         (20)              185
   Changes in reserves for net operating
      liabilities                                             87                25
   Additional reserves                                      (515)             (971)

      Net cash provided by operations                    $    --            $   --

At September 30, 2000 and 1999, the Corporate General Partner reserved an additional $515,000 and $971,000, respectively, to fund continuing capital improvements and repairs at the Partnership's investment properties.

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Corporate General Partner and affiliates during the nine months ended September 30, 2000 and 1999:

                                                          2000       1999
                                                          (in thousands)

Property management fees (included in
  operating expenses)                                     $212       $202
Reimbursement for services of affiliates
  (included in operating and general and
  administrative expense and investment properties)        137         88
Due to Corporate General Partner (included in other
  liabilities)                                             176        101

During the nine months ended September 30, 2000 and 1999, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $212,000 and $202,000 for the nine months ended September 30, 2000 and 1999, respectively.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $137,000 and $88,000 for both the nine months ended September 30, 2000 and 1999, respectively. Approximately $44,000 of which was accrued and is included in other liabilities at September 30, 2000.

During 1992, a liability of approximately $101,000 was incurred to the Corporate General Partner for sales commissions earned. An additional liability to the Corporate General Partner of approximately $31,000 was incurred during September 2000 in connection with the sale of Heritage Pointe Apartments. Pursuant to the Partnership Agreement, these amounts can not be paid until certain levels of return are received by the limited partners. As of September 30, 2000, the level of return to the limited partners has not been met.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 10,505 limited partnership units in the Partnership representing 70.033% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 70.033% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Note E - Distributions

During the nine months ended September 30, 2000, a distribution of approximately $1,150,000 ($76.67 per limited partnership unit) was paid to the limited partners from sale proceeds on Heritage Pointe Apartments and cash distributions from operations were paid of approximately $1,802,000 (approximately $1,784,000 of which was paid to limited partners, $118.93 per limited partnership unit). During the nine months ended September 30, 1999, cash distributions from operations of approximately $1,300,000 (approximately $1,287,000 of which was paid to limited partners, $85.80 per limited partnership unit) were paid to the partners.

Note F - Sale of Investment Property

On September 14, 2000, the Partnership sold Heritage Pointe Apartments to an unaffiliated third party for net sales proceeds of approximately $2,976,000 after payment of closing costs. A portion of the net proceeds were used to repay the $1,400,000 mortgage encumbering the property and approximately $1,150,000 was distributed to the limited partners. The Partnership realized a gain of approximately $1,832,000 on the sale. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $77,000 as a result of unamortized loan costs being written off and the payment of a prepayment penalty of approximately $42,000 relating to the prepayment of the mortgage encumbering the property.

Note G - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of three apartment complexes located one each in Georgia, Virginia, and South Carolina. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

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

Segment information for the three and nine month periods ended September 30, 2000 and 1999 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

  Three Months Ended September 30, 2000    Residential      Other       Totals
                                                      (in thousands)
Rental income                                $ 1,313         $ --      $ 1,313
Other income                                      98            --          98
Interest expense                                 232            --         232
Depreciation                                     180            --         180
General and administrative expense                --           120         120
Gain on sale of investment property            1,832            --       1,832
Extraordinary loss on early
 extinguishment of debt                          (77)           --         (77)
Segment profit (loss)                          2,076          (120)      1,956

  Nine Months Ended September 30, 2000     Residential      Other       Totals
                                                      (in thousands)
Rental income                                $ 3,942         $ --      $ 3,942
Other income                                     274             4         278
Interest expense                                 698            --         698
Depreciation                                     561            --         561
General and administrative expense                --           221         221
Gain on sale of investment property            1,832            --       1,832
Extraordinary loss on early
 extinguishment of debt                          (77)           --         (77)
Segment profit (loss)                          2,824          (217)      2,607
Total assets                                   7,119           319       7,438
Capital expenditures for investment
  properties                                     826            --         826

  Three Months Ended September 30, 1999    Residential      Other       Totals
                                                      (in thousands)
Rental income                                $ 1,311         $ --      $ 1,311
Other income                                      60             4          64
Interest expense                                 235            --         235
Depreciation                                     175            --         175
General and administrative expense                --            47          47
Segment profit (loss)                            311           (43)        268

  Nine Months Ended September 30, 1999     Residential      Other       Totals
                                                      (in thousands)
Rental income                                $ 3,881         $ --      $ 3,881
Other income                                     170            16         186
Interest expense                                 709            --         709
Depreciation                                     480            --         480
General and administrative expense                --           141         141
Segment profit (loss)                          1,072          (125)        947
Total assets                                   8,653           201       8,854
Capital expenditures for investment
  properties                                     600            --         600

Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 2000 and 1999:

                                                            Average
                                                           Occupancy

       Property                                        2000          1999

       Quail Hollow Apartments

          West Columbia, South Carolina                92%            94%

       Windsor Hills Apartments

          Blacksburg, Virginia                         93%            94%

       Stone Mountain West Apartments

          Stone Mountain, Georgia                      96%            95%

Results of Operations

The Registrant's net income for the three and nine months ended September 30, 2000 was approximately $1,956,000 and $2,607,000, respectively, as compared to approximately $268,000 and $947,000, respectively, for the three and nine months ended September 30, 1999. The increase in net income for the three and nine months ended September 30, 2000 is primarily due to the increase in total revenues resulting from the gain on sale of Heritage Pointe Apartments.

On September 14, 2000, the Partnership sold Heritage Pointe Apartments to an unaffiliated third party for net sales proceeds of approximately $2,976,000 after payment of closing costs. A portion of the net proceeds were used to repay the $1,400,000 mortgage encumbering the property and approximately $1,150,000 was distributed to the limited partners. The Partnership realized a gain of approximately $1,832,000 on the sale. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $77,000 as a result of unamortized loan costs being written off and the payment of a prepayment penalty of approximately $42,000 relating to the prepayment of the mortgage encumbering the property.

Excluding the impact of the sale and operations of Heritage Pointe Apartments and the extraordinary loss associated with the sale, net income decreased approximately $19,000 for the three month period ended September 30, 2000, compared to the corresponding period in 1999. Net income decreased approximately $60,000 for the nine month period ended September 30, 2000, compared to the corresponding period in 1999. The decrease in net income for the three and nine month periods was due to an increase in total expenses partially offset by a slight increase in total revenues. The increase in total revenues was due to an increase in both rental income and other income. Rental income increased as a result of an increase in the average rental rates at all of the Registrant's remaining investment properties which was partially offset by a decrease in occupancy at Quail Hollow Apartments and Windsor Hills Apartments. Other income increased due to an increase in interest income at all of the remaining properties.

Total expenses increased for the three and nine months ended September 30, 2000 primarily due to an increase in depreciation expense and general and administrative expense. Depreciation expense increased at all of the Registrant's remaining properties due to an increase in depreciable assets placed into service. The increase in total expenses was partially offset by a slight decrease in interest expense. In addition, for the nine months ended September 30, 2000, operating expenses increased due to an increase in water and sewer expenses, salaries and related employee benefits at the remaining investment properties.

General and administrative expenses increased for the three and nine month periods ended September 30, 2000 as a result of an increase in the cost of services included in the management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At September 30, 2000, the Partnership had cash and cash equivalents of approximately $758,000 compared to approximately $1,328,000 at September 30, 1999. The decrease in cash and cash equivalents for the nine months ended September 30, 2000 from the Partnership's year ended December 31, 1999 was approximately $990,000. This decrease is due to approximately $4,513,000 of cash used in financing activities partially offset by approximately $2,130,000 of cash provided by investing activities and approximately $1,393,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners, debt extinguishment costs paid, payments of principal made on the mortgage notes encumbering the Partnership's properties, and to the repayment of the mortgage as a result of the sale of Heritage Pointe Apartments. Cash provided by investing activities consisted of proceeds from the sale of Heritage Pointe Apartments partially offset by property improvements and replacements and net deposits to restricted escrows. The Registrant invests its working capital reserves in money market accounts.

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

Quail Hollow Apartments

The Partnership has budgeted approximately $520,000 for capital improvements at Quail Hollow Apartments consisting primarily of exterior painting, floor covering and appliance replacements, and exterior building improvements. During the nine months ended September 30, 2000, the Partnership spent approximately
$472,000 on budgeted and nonbudgeted improvements consisting primarily of appliances, roof replacements, floor covering replacements, exterior painting, and exterior building improvements. These improvements were funded from operating cash flow and replacement reserves.

Heritage Pointe Apartments

The Partnership had budgeted approximately $93,000 for capital improvements at Heritage Pointe Apartments consisting primarily of plumbing upgrades, floor covering and appliance replacements and air conditioning upgrades. Prior to the sale of the property on September 14, 2000, the Partnership spent approximately $60,000 consisting primarily of plumbing upgrades, appliances and floor covering replacements. These improvements were funded from operating cash flow.

Stone Mountain West Apartments

The Partnership has budgeted approximately $166,000 for capital improvements at Stone Mountain West Apartments consisting primarily of floor covering, appliance replacements, plumbing enhancements, parking area upgrades and air conditioning unit replacements. During the nine months ended September 30, 2000, the Partnership spent approximately $173,000 on budgeted and nonbudgeted improvements consisting primarily of major landscaping, floor covering replacements, plumbing enhancements, and appliances. These improvements were funded from operating cash flow and replacement reserves.

Windsor Hills Apartments

The Partnership has budgeted approximately $155,000 for capital improvements at Windsor Hills Apartments consisting primarily of structural improvements, floor covering and appliance replacements, and air conditioning unit replacements. During the nine months ended September 30, 2000, the Partnership spent approximately $121,000 on budgeted and nonbudgeted improvements consisting primarily of floor covering replacements, parking lot upgrades, and appliance replacements. These improvements were funded from operating cash flow.

The additional capital improvements will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $9,764,000, net of discount, is amortized over varying periods with required balloon payments ranging from November 15, 2002 to November 1, 2003. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

During the nine months ended September 30, 2000, a distribution of approximately $1,150,000 ($76.67 per limited partnership unit) was paid to the limited partners from sale proceeds on Heritage Pointe Apartments and cash distributions from operations were paid of approximately $1,802,000 (approximately $1,784,000 of which was paid to limited partners, $118.93 per limited partnership unit). During the nine months ended September 30, 1999, cash distributions from operations of approximately $1,300,000 (approximately $1,287,000 of which was paid to limited partners, $85.80 per limited partnership unit) were paid to the partners. The Registrant's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance; however, that the Registrant will generate sufficient funds from operations to permit further distributions to its partners during the remainder of 2000 or subsequent periods. Distributions may be further restricted by the requirement to deposit net operating income (as described in the mortgage notes) into a Reserve Account until the Reserve Account is funded in an amount equal to $300 to $325 per apartment unit for Quail Hollow and Stone Mountain West for a total of $107,100 to $116,000. The mortgage agreement stipulates a minimum reserve of $400 per apartment unit at Windsor Hills for a total of $120,000. As of September 30, 2000 the Partnership had deposits of approximately $517,000 in its Reserve Accounts.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b) Reports on Form 8-K filed during the quarter ended September 30, 2000:

                  Form 8-K dated September 14, 2000 and filed on October 4, 2000
                  disclosing   sale  of  Heritage   Pointe   Apartments  by  the
                  Partnership.

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

                                 Date:   November 13, 2000