Form 10KSB
period 2000-12-31
SHELTER PROPERTIES I LTD PARTNERSHIP
filed 2001-04-02
CIK 316220

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                                SECTION 13 OR 15(d)

                                   Form 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                    For the fiscal year ended December 31, 2000

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

State issuer's revenues for its most recent fiscal year.  $7,414,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2000. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                     PART I


Item 1.  Description of Business

Shelter Properties I (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on April 7, 1980. The general partner responsible for management of the Partnership's business is Shelter Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The only other general partner of the Partnership was N. Barton Tuck, Jr. Mr. Tuck was not an affiliate of the Corporate General Partner and was effectively prohibited from participating in the management of the Partnership by the Partnership's partnership agreement (the "Partnership Agreement"). In June 1999, Mr. Tuck's general partnership interest in the Registrant was purchased by AIMCO Properties, L.P., an affiliate of the Corporate General Partner and AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2019 unless terminated prior to such date.

The Registrant is engaged in the business of operating and holding real estate properties for investment. In 1980, during its acquisition phase, the Registrant acquired seven existing apartment properties. The Registrant continues to own and operate three of these properties (see "Item 2. Description of Properties").

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

The Registrant has no employees. Management and administrative services are performed by the Corporate General Partner and by agents retained by the Corporate General Partner. These services were provided by an affiliate of the Corporate General Partner for the years ended December 31, 2000 and 1999.

The Partnership receives income from its properties and is responsible for operating expenses, capital improvements and debt service payments under mortgage obligations secured by the properties. The Partnership financed its properties primarily through non-recourse debt. Therefore, in the event of default, the lender can generally look only to the subject property for recovery of amounts due.

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Registrant's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Corporate General Partner, in such market area could have a material effect on the rental market for the apartments at the Registrant's properties and the rents that may be charged for such apartments. While the Corporate General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States, and competition for the apartments is local.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation. As a result, AIMCO acquired 100% ownership interest in the Corporate General Partner. The Corporate General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.  Description of Properties

The following table sets forth the Registrant's investments in properties:

                                   Date of
Properties                         Purchase       Type of Ownership           Use

Quail Hollow Apartments            09/01/80  Fee ownership, subject to   Apartment
  West Columbia, South Carolina              first mortgage              215 units

Windsor Hills Apartments           09/01/80  Fee ownership, subject to   Apartment
  Blacksburg, Virginia                       first mortgage (1)          300 units

Stone Mountain West Apartments     12/31/80  Fee ownership, subject to   Apartment
  Stone Mountain, Georgia                    first mortgage              142 units

(1) Property is held by a Limited Partnership which the Registrant owns a 99.99% interest in.

On September 14, 2000, the Partnership sold Heritage Pointe Apartments to an unaffiliated third party. (See Item 6. "Management's Discussion Analysis or Plan of Operations" for further details).

Schedule of Properties

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                                Gross
                              Carrying      Accumulated                       Federal
Properties                      Value      Depreciation     Rate   Method    Tax Basis
                                   (in thousands)                          (in thousands)

Quail Hollow Apartments       $  6,158        $ 4,181       5-34     S/L      $ 2,295

Windsor Hills Apartments         7,251          5,041       5-30     S/L        2,452

Stone Mountain West
   Apartments                    5,098          3,705       5-37     S/L        1,826
          Totals               $18,507        $12,927                         $ 6,573

See "Note A" to the financial statements included in "Item 7" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                           Principal                                       Principal
                           Balance At     Stated                            Balance
                          December 31,   Interest    Period    Maturity     Due At
Properties                    2000         Rate     Amortized    Date    Maturity (2)
                         (in thousands)                                 (in thousands)

Quail Hollow                $ 2,850       7.33%        (1)     11/01/03     $ 2,850

Windsor Hills                 6,840       7.22%     20 years   01/01/21          --

Stone Mountain West           3,000       7.33%        (1)     11/01/03       3,000
                            $12,690                                         $ 5,850

(1)   Interest only payments.

(2) See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

On December 15, 2000, the Partnership refinanced the mortgage notes payable encumbering Windsor Hills Apartments. The refinancing replaced mortgage indebtedness of approximately $3,979,000 with a new mortgage of $6,840,000. The mortgage was refinanced at a rate of 7.22% compared to the prior rate of 7.60%. Payments of approximately $54,000 are due on the first day of each month beginning February 1, 2001 until the loan matures on January 1, 2021 at which time the loan is scheduled to be fully amortized. Capitalized loan costs incurred for the refinancing were approximately $150,000 of which approximately $68,000 was paid to the Corporate General Partner. The Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $257,000 as a result of unamortized loan costs and unamortized mortgage discount being written off and, the payment of a prepayment penalty of approximately $145,000.

On September 14, 2000, the Partnership sold Heritage Pointe Apartments to an unaffiliated third party. A portion of the sales proceeds was used to repay the remaining principal balance of the mortgage encumbering the property of approximately $1,399,000. (See Item 6. "Management's Discussion and Analysis or Plan of Operations" for further details).

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2000 and 1999 for each property are as follows:

                                    Average Annual               Average Annual
                                     Rental Rates                  Occupancy
                                      (per unit)
 Properties                      2000             1999          2000        1999

 Quail Hollow                   $ 7,042         $ 6,790         94%          94%

 Windsor Hills                    6,727           6,497         95%          95%

 Stone Mountain West             10,174           9,575         95%          95%

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

Real Estate Taxes and Rates:

Real estate taxes and rates in 2000 for each property were as follows:

                                                2000            2000
                                               Billing          Rate
                                           (in thousands)

       Quail Hollow                             $ 73           27.81%

       Windsor Hills                              91             .88%

       Stone Mountain West                        77            4.60%

Capital Improvements:

Quail Hollow Apartments: The Partnership completed approximately $485,000 in capital expenditures at Quail Hollow Apartments during the year ended December 31, 2000, consisting primarily of floor covering and roof replacements, exterior painting, and plumbing and interior building improvements. These improvements were funded primarily from Partnership reserves and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $59,125. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Windsor Hills Apartments: The Partnership completed approximately $234,000 in capital expenditures at Windsor Hills Apartments during the year ended December 31, 2000, consisting primarily of floor covering and appliance replacements, parking lot upgrades, structural building improvements, and major landscaping. These improvements were funded primarily from Partnership reserves and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $82,500. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Stone Mountain West Apartments: The Partnership completed approximately $185,000 in capital expenditures at Stone Mountain West Apartments during the year ended December 31, 2000, consisting primarily of floor covering and appliance replacements, plumbing upgrades, and major landscaping. These improvements were funded primarily from Partnership reserves and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $39,050. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Heritage Point Apartments: Prior to its sale in September 2000 (see "Note H" to the financial statements included in "Item 7"), the Partnership completed approximately $60,000 in capital expenditures consisting primarily of structural improvements, floor covering and appliance replacements and air conditioning unit replacements.

The capital improvements planned for 2001 at the Partnership properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.  Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2000, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 15,000 limited partnership units aggregating $15,000,000 including 100 units which were purchased by the Corporate General Partner. The Partnership currently has 358 holders of record owning an aggregate of 15,000 Units. Affiliates of the Corporate General Partner own 11,758 units or approximately 78.39% at December 31, 2000. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1999 and 2000, as well as subsequent to December 31, 2000. (See Item 6. Management's Discussion and Analysis or Plan of Operation for further details).

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit

       01/01/99 - 12/31/99             $1,300,000 (1)        $ 85.80
       01/01/00 - 12/31/00              6,119,000 (2)         406.40
      Subsequent to 12/31/00              909,000 (1)          60.00

(1)   Distributions were made from cash from operations.

(2)   Distributions   were  made  from  cash  from   operations   (approximately
      $2,270,000), cash from sales proceeds (approximately $1,482,000) and cash from refinancing proceeds (approximately $2,367,000).

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in 2001 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties. Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to $300 to $325 per apartment unit for Quail Hollow and Stone Mountain West, for a total of $107,100 to $116,000. As of December 31, 2000, the Partnership has deposits of approximately $166,000 in its reserve accounts.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 11,758 limited partnership units in the Partnership representing 78.39% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 78.39% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

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

Results of Operations

The Registrant's net income for the year ended December 31, 2000 was approximately $2,757,000, as compared to approximately $1,254,000 for the year ended December 31, 1999. The increase in net income for the year ended December 31, 2000 is primarily due to the increase in total revenues resulting from the gain on sale of Heritage Pointe Apartments.

On September 14, 2000, the Partnership sold Heritage Pointe Apartments to an unaffiliated third party for net sales proceeds of approximately $2,976,000 after payment of closing costs. The Partnership realized a gain of approximately $1,923,000 on the sale. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $77,000 as a result of unamortized loan cost being written off and a prepayment penalty of approximately $42,000 relating to the prepayment of the mortgage encumbering the property.

Excluding the impact of the sale and operations of Heritage Pointe Apartments, net income decreased approximately $266,000 for the year ended December 31, 2000, compared to the corresponding period in 1999. The decrease in net income for the year was primarily due to the recognition of an extraordinary loss of approximately $257,000 on the early extinguishment of debt due to the refinancing of the first and second mortgages at Windsor Hills Apartments (see "Liquidity and Capital Resources"). In addition, the decrease was also due to an increase in total expenses partially offset by an increase in total revenues. The increase in total revenues was due to an increase in both rental income and other income. Rental income increased as a result of an increase in the average annual rental rates at all of the Registrant's remaining investment properties. Other income increased due to an increase in interest income at all of the remaining investment properties.

Total expense increased primarily due to an increase in depreciation, property tax and general and administrative expenses partially offset by a decrease in interest expenses. Depreciation expense increased at all of the Registrant's remaining properties due to an increase in depreciable assets placed into service during 1999 and 2000. The increase in property tax expense is due to an increase in the tax rate and the timing of the receipt of property tax bills from which the Partnership based its estimates of expense for Stone Mountain West Apartments. The decrease in interest expense was due to normal principal payments on the first mortgage encumbering Windsor Hills Apartments, and, to a lesser extent, the refinancing of both mortgages at this property as discussed in "Liquidity and Capital Resources".

General and administrative expenses increased for the year ended December 31, 2000 as a result of an increase in the cost of services included in the management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At December 31, 2000, the Partnership had cash and cash equivalents of approximately $527,000 compared to approximately $1,748,000 at December 31, 1999, a decrease of approximately $1,221,000. The decrease in cash and cash equivalents is due to approximately $5,140,000 of cash used in financing activities which was partially offset by approximately $2,387,000 of cash provided by investing activities and approximately $1,532,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of distributions to partners and to a lesser extent, debt extinguishment costs, principal payments made on the mortgages encumbering the Partnership's properties, loan costs and the repayment of mortgages due to the sale of Heritage Pointe Apartments offset slightly by proceeds received from the refinancing of the mortgages at Windsor Hills Apartments. Cash provided by investing activities consisted of net proceeds from the sale of Heritage Pointe Apartments and net withdrawals from restricted escrows partially offset by property improvements and replacements. The Registrant invests its working capital reserves in interest-bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum to be budgeted is expected to be $275 per unit or $180,675. Additional capital improvements will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On December 15, 2000, the Partnership refinanced the mortgage notes payable encumbering Windsor Hills Apartments. The refinancing replaced mortgage indebtedness of approximately $3,979,000 with a new mortgage of $6,840,000. The mortgage was refinanced at a rate of 7.22% compared to the prior rate of 7.60%. Payments of approximately $54,000 are due on the first day of each month beginning February 1, 2001 until the loan matures on January 1, 2021 at which time the loan is scheduled to be fully amortized. Capitalized loan costs incurred for the refinancing were approximately $150,000 of which, approximately $68,000 was paid to the Corporate General Partner. The Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $257,000 as a result of unamortized loan costs and unamortized mortgage discount being written off and a prepayment penalty of approximately $145,000.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $12,690,000 is amortized over varying periods with required balloon payments totaling $5,850,000 due November 2003. The Corporate General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

During the year ended December 31, 2000, distributions of approximately $6,119,000 were paid to investors. Approximately $1,482,000 ($98.80 per limited partnership unit) was paid to the limited partners from the sale proceeds of Heritage Pointe Apartments. Approximately $2,367,000 ($157.80 per limited partnership unit) was paid to the limited partners from the refinancing proceeds of Windsor Hills Apartments. Approximately $2,270,000 (approximately $2,247,000 per limited partner or $149.80 per limited partnership unit) was paid from operations. During the year ended December 31, 1999, cash distributions from operations of approximately $1,300,000 (approximately $1,287,000 per limited partner or $85.80 per limited partnership unit) were paid. Subsequent to December 31, 2000, the Partnership declared and paid a distribution from operations of approximately $909,000 (approximately $900,000 to the limited partners or $60.00 per limited partnership unit). The Registrant's distribution policy is reviewed on a quarterly basis. There can be no assurance that the Registrant will generate sufficient funds from operations to permit further distributions to its partners in 2001 or subsequent periods. Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to $300 to $325 per apartment unit for Quail Hollow and Stone Mountain West for a total of $107,100 to $116,000. As of December 31, 2000, the Partnership had deposits of approximately $166,000 in its reserve accounts.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 11,758 limited partnership units in the Partnership representing 78.39% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 78.39% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

Item 7.     Financial Statements


SHELTER PROPERTIES I

LIST OF FINANCIAL STATEMENTS


Report of Ernst & Young LLP, Independent Auditors

Consolidated Balance Sheet - December 31, 2000

Consolidated Statements of Operations - Years ended December 31, 2000 and 1999

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2000 and 1999

Consolidated Statements of Cash Flows - Years ended December 31, 2000 and 1999

Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Shelter Properties I


We have audited the accompanying consolidated balance sheet of Shelter Properties I as of December 31, 2000, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties I at December 31, 2000, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ ERNST & YOUNG LLP



Greenville, South Carolina
March 2, 2001

                              SHELTER PROPERTIES I

                           CONSOLIDATED BALANCE SHEET
                          (in thousands, except unit data)

                                December 31, 2000



Assets
   Cash and cash equivalents                                                 $  527
   Receivables and deposits                                                     622
   Restricted escrows                                                           171
   Other assets                                                                 275
   Investment properties (Notes C & F):
      Land                                                    $ 1,189
      Buildings and related personal property                  17,318
                                                               18,507
      Less accumulated depreciation                           (12,927)        5,580
                                                                            $ 7,175

Liabilities and Partners' Deficit
Liabilities
      Accounts payable                                                       $  143
      Tenant security deposit liabilities                                       120
      Accrued property taxes                                                     73
      Other liabilities                                                         252
      Mortgage notes payable (Note C)                                        12,690

Partners' Deficit
   General partners                                            $ (47)
   Limited partners (15,000 units issued and
      outstanding)                                             (6,056)       (6,103)
                                                                            $ 7,175

           See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES I

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)



                                                                Year Ended
                                                               December 31,
                                                             2000         1999
Revenues:
   Rental income                                            $ 5,150      $ 5,205
   Other income                                                 341          286
   Gain on sale of investment property (Note H)               1,923           --
       Total revenues                                         7,414        5,491

Expenses:
   Operating                                                  2,103        2,156
   General and administrative                                   308          186
   Depreciation                                                 718          689
   Interest                                                     894          956
   Property taxes                                               300          250
       Total expenses                                         4,323        4,237

Income before extraordinary item                              3,091        1,254
Extraordinary loss on early extinguishment
  of debt (Notes C & H)                                        (334)          --

   Net income (Note D)                                      $ 2,757      $ 1,254

Net income allocated to general partners (1%)               $    28      $    13
Net income allocated to limited partners (99%)                2,729        1,241

   Net income                                               $ 2,757      $ 1,254

Net income per limited partnership unit:
   Income before extraordinary item                         $204.00      $ 82.73
   Extraordinary item                                        (22.07)          --
Net income                                                  $181.93      $ 82.73

Distribution per limited partnership                        $406.40      $ 85.80


           See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES I

              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                          (in thousands, except unit data)



                                        Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total

Original capital contributions            15,000        $ 2       $15,000    $15,002

Partners' deficit at
  December 31, 1998                       15,000       $ (52)    $(2,643)    $(2,695)

Distributions to partners                     --          (13)    (1,287)     (1,300)

Net income for the year ended
  December 31, 1999                           --           13      1,241       1,254

Partners' deficit at
  December 31, 1999                       15,000          (52)    (2,689)     (2,741)

Distributions to partners                     --          (23)    (6,096)     (6,119)

Net income for the year ended
  December 31, 2000                           --           28      2,729       2,757

Partners' deficit at
  December 31, 2000                       15,000       $ (47)    $(6,056)    $(6,103)

           See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES I

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)

                                                                     Years Ended
                                                                    December 31,
                                                                  2000        1999
Cash flows from operating activities:
   Net income                                                   $ 2,757     $ 1,254
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                                718         689
        Amortization of discounts and loan costs                     85          93
        Gain on sale of investment property                      (1,923)         --
        Extraordinary loss on early extinguishment of debt          334          --
        Change in accounts:
            Receivables and deposits                               (325)        (30)
            Other assets                                              9         (45)
            Accounts payable                                        (39)         57
            Tenant security deposit liabilities                     (27)         13
            Accrued property taxes                                   25         (26)
            Other liabilities                                       (82)         48
               Net cash provided by operating activities          1,532       2,053

Cash flows from investing activities:
   Property improvements and replacements                          (919)       (932)
   Net withdrawals from restricted escrows                          330         393
   Net proceeds from sale of investment property                  2,976          --
               Net cash provided by (used in) investing
                   activities                                     2,387        (539)

Cash flows from financing activities:
   Payments on mortgage notes payable                              (146)       (148)
   Distributions to partners                                     (6,119)     (1,300)
   Debt extinguishment costs                                       (187)         --
   Proceeds from refinancing                                      6,840          --
   Loan costs                                                      (150)         --
   Repayment of mortgage notes payable                           (5,378)         --
               Net cash used in financing activities             (5,140)     (1,448)

Net (decrease) increase in cash and cash equivalents             (1,221)         66
Cash and cash equivalents at beginning of period                  1,748       1,682
Cash and cash equivalents at end of period                      $   527     $ 1,748
Supplemental disclosure of cash flow information:
   Cash paid for interest                                       $   844     $   851
Supplemental disclosure of non cash flow information:
   Property improvements and replacements included in
     accounts payable                                           $    45     $    --

           See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES I

                     Notes to Consolidated Financial Statements

                                December 31, 2000


Note A - Organization and Significant Accounting Policies

Organization

Shelter Properties I (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on April 7, 1980. The general partner responsible for management of the Partnership's business is Shelter Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO") (see "Note B - Transfer of Control"). The only other general partner of the Partnership was N. Barton Tuck, Jr. Mr. Tuck was not an affiliate of the Corporate General Partner and was effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. In June 1999, Mr. Tuck's general partnership interest in the Registrant was purchased by AIMCO Properties, L.P., an affiliate of the Corporate General Partner and AIMCO. The directors and officers of the Corporate General Partner also serve as executive directors of AIMCO. The Partnership commenced operations on July 3, 1980 and completed its acquisition of apartment properties during December 1980. The Partnership owns three properties located in South Carolina, Virginia and Georgia. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2019 unless terminated prior to such date.

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


                                                        Years Ended December 31,
                                                            2000         1999
                                                              (in thousands)

Net cash provided by operating activities                 $ 1,532       $2,053
   Property improvements and replacements                    (919)        (932)
   Payments on mortgage notes payable                        (146)        (148)
   Changes in reserves for net operating liabilities          439          (17)
   Changes in restricted escrows, net                         330          393
   Additional operating reserves                             (327)        (849)
      Net cash from operations                             $ 909         $ 500

The Corporate General Partner reserved approximately $327,000 and $849,000 at December 31, 2000 and 1999, respectively, to fund capital improvements and repairs at its properties.

Distributions made from reserves no longer considered necessary by the Corporate General Partner are considered to be additional net cash from operations for allocation purposes. The following table sets forth the distributions made by the Partnership for the years ended December 31, 1999 and 2000, as well as subsequent to December 31, 2000.

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit

       01/01/99 - 12/31/99             $1,300,000 (1)        $ 85.80
       01/01/00 - 12/31/00              6,119,000 (2)         406.40
      Subsequent to 12/31/00              909,000 (1)          60.00

(1)      Distributions were made from cash from operations.

(2)      Distributions   were   made   from   cash   operations   (approximately
         $2,270,000), sales proceeds (approximately $1,482,000) and refinancing proceeds(approximately $2,367,000).

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

All distributions of distributable net proceeds (as defined in the Partnership Agreement) from property dispositions and refinancings will be allocated to the limited partners until each limited partner has received an amount equal to a cumulative 7% per annum of the average of the limited partners' adjusted capital value, less any prior distributions of net cash from operations and distributable net proceeds, and has also received an amount equal to the limited partners' adjusted capital value. Thereafter, the general partners receive 1% of the selling prices of properties sold where they acted as a broker, and then the limited partners will be allocated 85% of any remaining distributions of distributable net proceeds and the general partners will receive 15%. At December 31, 2000, approximately $58,000 of proceeds from the refinancing of Windsor Hills Apartments remained undistributed.

Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to $300 to $325 per apartment unit for Quail Hollow and Stone Mountain West for a total of $107,100 to $116,000. As of December 31, 2000, the Partnership has deposits of approximately $166,000 in its reserve accounts.

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

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net income as shown in the statements of operations and changes in partners' deficit for 2000 and 1999 were allocated 99% to the limited partners and 1% to the general partners. Net income per limited partnership unit for each such year was computed as 99% of net income divided by 15,000 average units outstanding.

Other Reserves

The Corporate General Partner may designate a portion of cash generated from operations as "other reserves" in determining net cash used in operations. The Corporate General Partner designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current year that are expected to require the use of cash during the next year. The changes in the other reserves during 2000 and 1999 were an increase of approximately $439,000 and a decrease of approximately $17,000, respectively. These amounts were determined by considering changes in the balance of receivables and deposits, other assets, accounts payable, tenant security deposit liabilities, accrued property taxes and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $266,000 at December 31, 2000 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Escrows

      Capital Replacement Reserves - In connection with the refinancing of Quail Hollow and Stone Mountain West Apartments in 1996, approximately $606,000 of the proceeds were designated as a Repair Escrow for the funding of required capital improvements and repairs as noted in the loan documents. As of December 31, 2000, all repairs were complete; therefore the balance of this account was zero.

      Replacement Reserves - In connection with the 1996 refinancings of Quail Hollow and Stone Mountain West Apartments, each property is to deposit between $300 and $325 per unit per year with the mortgage company to establish and maintain a Replacement Reserve designated for repairs and replacements at the properties. At December 31, 2000 this reserve totaled approximately $166,000.

Escrows for Taxes and Insurance

All tax escrow funds are designated for the payment of real estate taxes and are held by the Partnership. These funds totaled approximately $112,000 and are included in receivables and deposits.

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

Loan Costs

Loan  costs  of  approximately  $347,000,   less  accumulated   amortization  of
approximately $118,000, are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease, and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on leases. The Corporate General Partner finds it necessary to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

Investment Properties

Investment properties consist of three apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2000 and 1999.

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $54,000 and $50,000 for the years ended December 31, 2000 and 1999, respectively, were charged to operating expense.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Corporate General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation. As a result, AIMCO acquired 100% ownership interest in the Corporate General Partner. The Corporate General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

                              Principal     Monthly                            Principal
                             Balance At     Payment      Stated                 Balance
                            December 31,   Including    Interest  Maturity       Due At
                                2000        Interest      Rate      Date        Maturity
                                  (in thousands)                             (in thousands)
Properties

Quail Hollow Apartments        $ 2,850        $  17      7.33%    11/01/03      $ 2,850

Windsor Hills Apartments         6,840           54      7.22%    01/01/21           --

Stone Mountain West
   Apartments                    3,000           18      7.33%    11/01/03        3,000
                               $12,690        $  89                              $ 5,850

On December 15, 2000, the Partnership refinanced the mortgage notes payable encumbering Windsor Hills Apartments. The refinancing replaced mortgage indebtedness of approximately $3,979,000 with a new mortgage of $6,840,000. The mortgage was refinanced at a rate of 7.22% compared to the prior rate of 7.60%. Payments of approximately $54,000 are due on the first day of each month beginning February 1, 2001 until the loan matures on January 1, 2021 at which time the loan is scheduled to be fully amortized. Capitalized loan costs incurred for the refinancing were approximately $150,000. The Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $257,000 as a result of unamortized loan costs and unamortized mortgage discount being written off and a prepayment penalty of approximately $145,000.

On September 14, 2000, the Partnership sold Heritage Pointe Apartments to an unaffiliated third party. A portion of the sales proceeds was used to repay the remaining principal balance of the mortgage encumbering the property of approximately $1,399,000 (see Note H - Sale of Investment Property for further details).

The mortgage notes payable are nonrecourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. Prepayment penalties are required if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2000 are as follows (in thousands):

                               2001             $   145
                               2002                 169
                               2003               6,032
                               2004                 196
                               2005                 210
                            Thereafter            5,938
                                                $12,690

Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                                     2000         1999

Net income as reported                             $ 2,757       $1,254
Add (deduct):
   Depreciation differences                            (51)          13
   Change in prepaid rental                            (15)         (17)
   Other                                              (215)          68

Federal taxable income                             $ 2,476       $1,318

Federal taxable income per limited
   partnership unit                                $164.39       $87.01

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                  Net liabilities as reported              $(6,103)
                  Land and buildings                         1,604
                  Accumulated depreciation                    (611)
                  Syndication fees                           1,895
                  Other                                        263

                  Net liabilities - tax basis              $(2,952)

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Corporate General Partner and affiliates during the years ended December 31, 2000 and 1999:

                                                         2000       1999
                                                         (in thousands)
Property management fees (included in operating
  expenses)                                             $ 276      $ 273
Reimbursement for services of affiliates,
  (included in general and administrative
  expenses, and investment properties)                    188         98
Commission on sale of investment property                  31         --
Commission on refinancing of investment property           68         --

During the years ended December 31, 2000 and 1999, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $276,000 and $273,000 for the years ended December 31, 2000 and 1999, respectively.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $188,000 and $98,000 for the years ended December 31, 2000 and 1999, respectively.

Related to the sale of Heritage Pointe Apartments, approximately $31,000 of commissions to the Corporate General Partner was accrued and is included in other liabilities on the accompanying consolidated balance sheet at December 31, 2000 along with unpaid commissions from past sales of approximately $101,000. These commissions are payable when certain levels of return are received by the limited partners.

Related to the refinancing of the mortgage notes payable encumbering Windsor Hills Apartments approximately $68,000 of commissions was paid to the Corporate General Partner.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 11,758 limited partnership units in the Partnership representing 78.39% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 78.39% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

Note F - Real Estate and Accumulated Depreciation

                                                       Initial Cost
                                                      To Partnership
                                                      (in thousands)

                                                              Buildings          Cost
                                                             and Related     Capitalized
                                                               Personal     Subsequent to
Description                        Encumbrances      Land      Property      Acquisition
                                  (in thousands)                            (in thousands)

Quail Hollow Apartments               $ 2,850      $   459     $ 3,754         $ 1,945
Windsor Hills Apartments                6,840          520       4,575           2,156
Stone Mountain West Apartments          3,000          210       3,408           1,480
     Total                            $12,690      $ 1,189     $11,737         $ 5,581


                              Gross Amount At Which Carried
                                   At December 31, 2000
                                      (in thousands)

                           Buildings
                          And Related
                           Personal            Accumulated    Date of      Date    Depreciable
Description        Land   Properties   Total   Depreciation Construction Acquired  Life-Years

Quail Hollow       $ 459    $ 5,699   $ 6,158    $ 4,181       1973      09/01/80     5-34
Windsor Hill         520      6,731     7,251      5,041       1973      09/01/80     5-30
Stone Mountain
 West                210      4,888     5,098      3,705       1972      12/31/80     5-37
     Totals        $1,189   $17,318   $18,507    $12,927

Reconciliation of "Real Estate and Accumulated Depreciation":

                                                     December 31,
                                                   2000         1999
                                                    (in thousands)

Real Estate

Balance at beginning of year                      $21,297      $20,365
    Property improvements                             964          932
    Dispositions of assets                         (3,754)          --
Balance at end of year                            $18,507      $21,297

Accumulated Depreciation

Balance at beginning of year                      $14,919      $14,230
    Additions charged to expense                      718          689
    Disposal of assets                             (2,710)          --
Balance at end of year                            $12,927      $14,919

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2000 and 1999, is approximately $20,111,000 and $23,188,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2000 and 1999, is approximately $13,538,000 and $15,521,000, respectively.

Note G - Distributions

During the year ended December 31, 2000, distributions of approximately $6,119,000 were paid to investors. Approximately $1,482,000 ($98.80 per limited partnership unit) was paid to the limited partners from the sale proceeds of Heritage Pointe Apartments. Approximately $2,367,000 ($157.80 per limited partnership unit) was paid to the limited partners from the refinancing proceeds of Windsor Hills Apartments. Approximately $2,270,000 (approximately $2,247,000 per limited partner or $149.80 per limited partnership unit) was paid from operations. During the year ended December 31, 1999, cash distributions from operations of approximately $1,300,000 (approximately $1,287,000 per limited partner or $85.80 per limited partnership unit). Subsequent to December 31, 2000, the Partnership declared and paid a distribution from operations of approximately $909,000 (approximately $900,000 per limited partner or $60.00 per limited partnership unit).

Note H - Sale of Investment Property

On September 14, 2000, the Partnership sold Heritage Pointe Apartments to an unaffiliated third party for net sales proceeds of approximately $2,976,000 after payment of closing costs. A portion of the sales proceeds was used to repay the remaining principal balance of the mortgage encumbering the property of approximately $1,399,000. The Partnership realized a gain of approximately $1,923,000 on the sale. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $77,000 as a result of unamortized loan cost being written off and a prepayment penalty of approximately $42,000 relating to the prepayment of the mortgage encumbering the property.

The sales transaction is summarized as follows (amounts in thousands):

      Sale price, net of selling costs                $ 2,976
      Net real estate (1)                              (1,044)
      Net other assets                                     (9)
      Gain on sale of real estate                     $ 1,923

(1)   Net of accumulated depreciation of approximately $2,710,000.

The following pro-forma information reflects the operations of the Partnership for the twelve months ended December 31, 2000 and 1999, as if Heritage Pointe Apartments had been sold January 1, 1999.

                                                 2000             1999
                                             (unaudited)       (unaudited)
      Revenues (in thousands)                   $4,920            $4,695
      Net Income (in thousands)                    850             1,116
      Income per limited partnership unit        56.14             73.67


Note I - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

Name                        Age    Position

Patrick J. Foye              43    Executive Vice President and Director

Martha L. Long               41    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the Corporate General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the Corporate General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the Corporate General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The executive officers and director of the Corporate General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Corporate General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Corporate General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately $50,000 and non-audit services (principally tax-related) of approximately $27,000.

Item 10. Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Registrant.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 2000, no person or entity was known to own of record or beneficially more than 5% of the Limited Partnership Units of the Registrant.

                                           Number of Units      Percentage

           Cooper River Properties, LLC          1,145             7.64%
             (an affiliate of AIMCO)
           Insignia Properties, LP               5,864            39.09%
             (an affiliate of AIMCO)
           AIMCO Properties, LP                  4,749            31.66%
             (an affiliate of AIMCO)

Cooper  River  Properties,   LLC  and  Insignia  Properties  LP  are  indirectly
ultimately owned by AIMCO. Their business addresses are 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, LP is indirectly ultimately owned by AIMCO. Its business address is 2000 South Colorado Blvd., Denver, Colorado 80222.

No director or officer of the Corporate General Partner owns any Units. The Corporate General Partner owns 100 Units as required by the terms of the Partnership Agreement governing the Partnership.

Item 12. Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Corporate General Partner and affiliates during the years ended December 31, 2000 and 1999:

                                                         2000       1999
                                                         (in thousands)

Property management fees                                $ 276      $ 273
Reimbursement for services of affiliates                  188         98
Commission on sale of property                             31         --
Commission on refinancing of investment property           68         --

During the years ended December 31, 2000 and 1999, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $276,000 and $273,000 for the years ended December 31, 2000 and 1999, respectively.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $188,000 and $98,000 for the years ended December 31, 2000 and 1999, respectively.

Related to the sale of Heritage Pointe Apartments, approximately $31,000 of commissions to the Corporate General Partners was accrued and is included in other liabilities on the accompanying consolidated balance sheet at December 31, 2000 along with unpaid commissions from past sales of approximately $101,000. These commissions are payable when certain levels of return are received by the limited partners.

Related to the refinancing of the mortgage notes payable encumbering Windsor Hills Apartments approximately $68,000 of commissions was paid to the Corporate General Partner.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 11,758 limited partnership units in the Partnership representing 78.39% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 78.39% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

Item 13.  Exhibits and Reports on Form 8-K

      (a)   Exhibits:

          10(iii)(l)  Multifamily  Note  secured by a Mortgage  or Deed of Trust dated December 15, 2000 between Windsor Hills I, LP and Reilly Mortgage Group, Inc. relating to Windsor Hills Apartments.

      (b)   Reports on Form 8-K filed in the fourth quarter of 2000:

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

                                    Date: April 2, 2001


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

/s/Patrick J. Foye      Executive Vice President      Date: April 2, 2001
Patrick J. Foye         and Director

/s/Martha L. Long       Senior Vice President         Date: April 2, 2001
Martha L. Long          and Controller

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

     (h) Contract of Sale between Registrant and Hallmark Group Real Estate Services Corporation, effective September 14, 2000 for the sale of Heritage Pointe Apartments.****

     (i) First Amendment to Purchase and Sale Agreement between Registrant and Hallmark Group Real Estate Services Corporation, effective September 14, 2000 for the sale of Heritage Pointe Apartments.****

     (j) Second Amendment to Purchase and Sale Agreement between Registrant and Hallmark Group Real Estate Services Corporation, effective September 14, 2000 for the sale of Heritage Pointe Apartments.****

                  ****Filed as Exhibit 10(i)(h) through (j), respectively, to Form 8-K on October 4, 2000 and incorporated herein by reference.

10(ii) Form of Management  Agreement with U.S. Shelter Corporation  subsequently assigned to Shelter Management Group, L.P. (now known as Insignia Management, L.P.) (Filed with Amendment No. 1 of Registration Statement, No. 2-67384 of Registrant filed July 3, 1980 and incorporated herein by reference).

10(iii) Contracts related to refinancing the debt:

     (a) Restated and Modified of First Deed of Trust and Security Agreement dated October 28, 1992 between Windsor Hills I, L.P. and Dewey B. Morris and Richard G. Joynt (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the Windsor Hill property.*****

     (b) Second Deed of Trust and Security Agreement dated October 28, 1992 between Windsor Hills I, L.P. and Dewey B. Morris and Richard G. Joynt (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the Windsor Hill property.*****

     (c) First Assignment of Leases and Rents dated October 28, 1992 between Windsor Hills I, L.P. and First Commonwealth Realty Credit
          Corporation, a Virginia Corporation, securing the Windsor Hills property.*****

     (d) Second Assignment of Leases and Rents dated October 28, 1992 between Windsor Hills I, L.P. and Dewey B. Morris and Richard G. Joynt (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the Windsor Hills property.*****

     (e) Restated and Modified Deed of Trust Note dated October 28, 1992 between Windsor Hills I, L.P. and First Commonwealth Realty Credit Corporation relating to the Windsor Hills property.*****

     (f) Second Deed of Trust Note dated October 28, 1992 between Windsor Hills I, L.P. and First Commonwealth Realty Credit Corporation, a Virginia Corporation relating to the Windsor Hills property.*****

                  *****Filed as Exhibit 10(iii) (a) through (f), respectively, to Form 10-KSB of Registrant for year ended December 31, 1992 and incorporated herein by reference.

     (g)  Multifamily  Note dated May 11, 1994 between Shelter  Properties I and
          Financial   Federal   Savings   Bank   relating   to   Rome   Georgian
          Apartments.******

     (h) Multifamily Deed to secure debt, assignments of rents and security agreement, dated May 11, 1994 between Shelter Properties I and Financial Federal Savings Bank securing Rome Georgian Apartments.******

                  ******Filed as Exhibit 10(iii) (a) and (b), respectively, to Form 10QSB of Registrant for the quarter ended June 30, 1994 and incorporated herein by reference.

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

     (l) Multifamily Note secured by a Mortgage or Deed of Trust dated December 15, 2000 between Windsor Hills I, LP and Reilly Mortgage Group, Inc. relating to Windsor Hills Apartments as filed herein.

22   Subsidiaries of the Registrant.

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

                                                              EXHIBIT 10(iii)(l)

                                                        FHLMC Loan No. 002689677
                                                      (Windsor Hills Apartments)

                                MULTIFAMILY NOTE
                         (MULTISTATE - REVISION DATE 11-01-2000)


US $6,840,000.00                                       As of December 15, 2000


      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of REILLY MORTGAGE GROUP, INC., a District of Columbia corporation, the principal sum of Six Million Eight Hundred Forty Thousand and 00/100 Dollars (US $6,840,000.00), with interest on the unpaid principal balance at the annual rate of Seven and Two Hundred Twenty Thousandths percent (7.220%).

1. Defined Terms. As used in this Note, (i) the term "Lender" means the holder of this Note, and (ii) the term "Indebtedness" means the principal of, interest on, and any other amounts due at any time under, this Note, the Security Instrument or any other Loan Document, including prepayment premiums, late charges, default interest, and advances to protect the security of the Security Instrument under Section 12 of the Security Instrument. "Event of Default" and other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Security Instrument.

2. Address for Payment. All payments due under this Note shall be payable at 2000 Corporate Ridge, Suite 925, McLean, Virginia 22102, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

3. Payment of Principal and Interest. Principal and interest shall be paid as follows:

(a) Unless disbursement of principal is made by Lender to Borrower on the first day of the month, interest for the period beginning on the date of disbursement and ending on and including the last day of the month in which such disbursement is made shall be payable simultaneously with the execution of this Note. Interest under this Note shall be computed on the basis of a 360-day year consisting of twelve 30-day months.

(b) Consecutive monthly installments of principal and interest, each in the amount of Fifty Three Thousand Nine Hundred Thirty Seven and 46/100 Dollars (US $53,937.46), shall be payable on the first day of each month beginning on February 1, 2001, until the entire unpaid principal balance evidenced by this
Note is fully paid.

(c) Any accrued interest remaining past due for 30 days or more may, at Lender's discretion, be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on January 1, 2021 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

(d) Any regularly scheduled monthly installment of principal and interest that is received by Lender before the date it is due shall be deemed to have been received on the due date solely for the purpose of calculating interest due.

4. Application of Payments. If at any time Lender receives, from Borrower or otherwise, any amount applicable to the Indebtedness which is less than all amounts due and payable at such time, Lender may apply that payment to amounts then due and payable in any manner and in any order determined by Lender, in Lender's discretion. Borrower agrees that neither Lender's acceptance of a payment from Borrower in an amount that is less than all amounts then due and payable nor Lender's application of such payment shall constitute or be deemed to constitute either a waiver of the unpaid amounts or an accord and satisfaction.

5. Security. The Indebtedness is secured, among other things, by a multifamily mortgage, deed to secure debt or deed of trust dated as of the date of this Note (the "Security Instrument"), and reference is made to the Security Instrument for other rights of Lender as to collateral for the Indebtedness.

6. Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, the prepayment premium payable under Paragraph 10, if any, and all other amounts payable under this Note and any other Loan Document shall at once become due and payable, at the option of Lender, without any prior notice to Borrower (except if notice is required by applicable law, then after such notice). Lender may exercise this option to accelerate regardless of any prior forbearance.

7. Late Charge. If any monthly amount payable under this Note or under the Security Instrument or any other Loan Document is not received by Lender within ten (10) days after the amount is due (unless applicable law requires a longer period of time before a late charge may be imposed, in which event such longer period shall be substituted), Borrower shall pay to Lender, immediately and without demand by Lender, a late charge equal to five percent (5%) of such amount (unless applicable law requires a lesser amount be charged, in which event such lesser amount shall be substituted). Borrower acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), and that it is extremely difficult and impractical to determine those additional expenses. Borrower agrees that the late charge payable pursuant to this Paragraph represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional expenses Lender will incur by reason of such late payment. The late charge is payable in addition to, and not in lieu of, any interest payable at the Default Rate pursuant to Paragraph 8.

8. Default Rate. So long as (a) any monthly installment under this Note remains past due for thirty (30) days or more, or (b) any other Event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of four (4) percentage points above the rate stated in the first paragraph of this Note and the maximum interest rate which may be collected from Borrower under applicable law. If the unpaid principal balance and all accrued interest are not paid in full on the Maturity Date, the unpaid principal balance and all accrued interest shall bear interest from the Maturity Date at the Default Rate. Borrower also acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan, that, during the time that any monthly installment under this Note is delinquent for more than thirty (30) days, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities, and that it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment under this Note is delinquent for more than thirty (30) days or any other Event of Default has occurred and is continuing, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of the Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

9.    Limits on Personal Liability.

(a) Except as otherwise provided in this Paragraph 9, Borrower shall have no personal liability under this Note, the Security Instrument or any other Loan Document for the repayment of the Indebtedness or for the performance of any other obligations of Borrower under the Loan Documents, and Lender's only recourse for the satisfaction of the Indebtedness and the performance of such obligations shall be Lender's exercise of its rights and remedies with respect to the Mortgaged Property and any other collateral held by Lender as security for the Indebtedness. This limitation on Borrower's liability shall not limit or impair Lender's enforcement of its rights against any guarantor of the Indebtedness or any guarantor of any obligations of Borrower.

(b) Borrower shall be personally liable to Lender for the repayment of a portion of the Indebtedness equal to zero percent (0%) of the original principal balance of this Note, plus any other amounts for which Borrower has personal liability under this Paragraph 9.

(c) In addition to Borrower's personal liability under Paragraph 9(b), Borrower shall be personally liable to Lender for the repayment of a further portion of the Indebtedness equal to any loss or damage suffered by Lender as a result of
(1) failure of Borrower to pay to Lender upon demand after an Event of Default all Rents to which Lender is entitled under Section 3(a) of the Security Instrument and the amount of all security deposits collected by Borrower from tenants then in residence; (2) failure of Borrower to apply all insurance proceeds and condemnation proceeds as required by the Security Instrument; or
(3) failure of Borrower to comply with Section 14(d) or (e) of the Security Instrument relating to the delivery of books and records, statements, schedules and reports.

(d) For purposes of determining Borrower's personal liability under Paragraph 9(b) and Paragraph 9(c), all payments made by Borrower or any guarantor of this Note with respect to the Indebtedness and all amounts received by Lender from the enforcement of its rights under the Security Instrument shall be applied first to the portion of the Indebtedness for which Borrower has no personal liability.

(e) Borrower shall become personally liable to Lender for the repayment of all of the Indebtedness upon the occurrence of any of the following Events of
Default: (1) Borrower's acquisition of any property or operation of any business not permitted by Section 33 of the Security Instrument; (2) a Transfer (including, but not limited to, a lien or encumbrance) that is an Event of Default under Section 21 of the Security Instrument, other than a Transfer consisting solely of the involuntary removal or involuntary withdrawal of a general partner in a limited partnership or a manager in a limited liability company; or (3) fraud or written material misrepresentation by Borrower or any officer, director, partner, member or employee of Borrower in connection with the application for or creation of the Indebtedness or any request for any action or consent by Lender.

(f) In addition to any personal liability for the Indebtedness, Borrower shall be personally liable to Lender for (1) the performance of all of Borrower's obligations under Section 18 of the Security Instrument (relating to environmental matters); (2) the costs of any audit under Section 14(d) of the Security Instrument; and (3) any costs and expenses incurred by Lender in connection with the collection of any amount for which Borrower is personally liable under this Paragraph 9, including fees and out of pocket expenses of attorneys and expert witnesses and the costs of conducting any independent audit of Borrower's books and records to determine the amount for which Borrower has personal liability.

(g) To the extent that Borrower has personal liability under this Paragraph 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. For purposes of this Paragraph 9, the term "Mortgaged Property" shall not include any funds that (1) have been applied by Borrower as required or permitted by the Security Instrument prior to the occurrence of an Event of Default or (2) Borrower was unable to apply as required or permitted by the Security Instrument because of a bankruptcy, receivership, or similar judicial proceeding. To the fullest extent permitted by applicable law, in any action to enforce Borrower's personal liability under this Paragraph 9, Borrower waives any right to set off the value of the Mortgaged Property against such personal liability.

10.   Voluntary and Involuntary Prepayments.

(a) A prepayment premium shall be payable in connection with any prepayment (any receipt by Lender of principal, other than principal required to be paid in monthly installments pursuant to Paragraph 3(b), prior to the scheduled Maturity Date set forth in Paragraph 3(c)) under this Note as provided below:

(1) Borrower may voluntarily prepay all of the unpaid principal balance of this Note on a Business Day designated as the date for such prepayment in a written notice from Borrower to Lender given at least 30 days prior to the date of such prepayment. Such prepayment shall be made by paying (A) the amount of principal being prepaid, (B) all accrued interest, (C) all other sums due Lender at the time of such prepayment, and (D) the prepayment premium calculated pursuant to Paragraph 10(c). For all purposes including the accrual of interest, any prepayment received by Lender on any day other than the last calendar day of the month shall be deemed to have been received on the last calendar day of such month. For purposes of this Note, a "Business Day" means any day other than a Saturday, Sunday or any other day on which Lender is not open for business. Unless expressly provided for in the Loan Documents, Borrower shall not have the option to voluntarily prepay less than all of the unpaid principal balance. However, if a partial prepayment is provided for in the Loan Documents or is accepted by Lender in Lender's discretion, a prepayment premium calculated pursuant to Paragraph 10(c) shall be due and payable by Borrower.

(2) Upon Lender's exercise of any right of acceleration under this Note, Borrower shall pay to Lender, in addition to the entire unpaid principal balance of this Note outstanding at the time of the acceleration, (A) all accrued interest and all other sums due Lender, and (B) the prepayment premium calculated pursuant to Paragraph 10(c).

(3) Any application by Lender of any collateral or other security to the repayment of any portion of the unpaid principal balance of this Note prior to the Maturity Date and in the absence of acceleration shall be deemed to be a partial prepayment by Borrower, requiring the payment to Lender by Borrower of a prepayment premium.

(b) Notwithstanding the provisions of Paragraph 10(a), no prepayment premium shall be payable with respect to (A) any prepayment made during the period from one hundred eighty (180) days before the scheduled Maturity Date to the scheduled Maturity Date, or (B) any prepayment occurring as a result of the application of any insurance proceeds or condemnation award under the Security Instrument.

(c) Any prepayment premium payable under this Note shall be computed as follows:

            (1) If the prepayment is made between the date of this Note and the date that is 180 months after the first day of the first calendar month following the date of this Note (the "Yield Maintenance Period"), the prepayment premium shall be whichever is the greater of subparagraphs (i) and (ii) below:

            (i)   1.0% of the unpaid principal balance of this Note; or

            (ii)  the product obtained by multiplying:

                  (A)   the amount of principal being prepaid,

                  by

                  (B) the excess (if any) of the Monthly Note Rate over the Assumed Reinvestment Rate,

                  by

                  (C)   the Present Value Factor.

            For purposes of subparagraph (ii), the following definitions shall apply:

            Monthly Note Rate: one-twelfth (1/12) of the annual interest rate of this Note, expressed as a decimal calculated to five digits.

            Prepayment Date: in the case of a voluntary prepayment, the date on which the prepayment is made; in the case of the application by Lender of collateral or security to a portion of the principal balance, the date of such application; and in any other case, the date on which Lender accelerates the unpaid principal balance of this Note.

            Assumed Reinvestment Rate: one-twelfth (1/12) of the yield rate as of the date 5 Business Days before the Prepayment Date, on the 9.250% U.S. Treasury Security due February 1, 2016, as reported in The Wall Street Journal, expressed as a decimal calculated to five digits. In the event that no yield is published on the applicable date for the Treasury Security used to determine the Assumed Reinvestment Rate, Lender, in its discretion, shall select the non-callable Treasury Security maturing in the same year as the Treasury Security specified above with the lowest yield published in The Wall Street Journal as of the applicable date. If the publication of such yield rates in The Wall Street Journal is discontinued for any reason, Lender shall select a security with a comparable rate and term to the Treasury Security used to determine the Assumed Reinvestment Rate. The selection of an alternate security pursuant to this Paragraph shall be made in Lender's discretion.

            Present Value Factor: the factor that discounts to present value the costs resulting to Lender from the difference in interest rates during the months remaining in the Yield Maintenance Period, using the Assumed Reinvestment Rate as the discount rate, with monthly compounding, expressed numerically as follows:

                                        [OBJECT OMITTED]

            n = number of months remaining in Yield Maintenance Period

            ARR = Assumed Reinvestment Rate

            (2) If the prepayment is made after the expiration of the Yield Maintenance Period but before the period set forth in Paragraph 10(b)(A) above, the prepayment premium shall be 1.0% of the unpaid principal balance of this Note.

(d) Any permitted or required prepayment of less than the unpaid principal balance of this Note shall not extend or postpone the due date of any subsequent monthly installments or change the amount of such installments, unless Lender agrees otherwise in writing.

(e) Borrower recognizes that any prepayment of the unpaid principal balance of this Note, whether voluntary or involuntary or resulting from a default by Borrower, will result in Lender's incurring loss, including reinvestment loss, additional expense and frustration or impairment of Lender's ability to meet its commitments to third parties. Borrower agrees to pay to Lender upon demand damages for the detriment caused by any prepayment, and agrees that it is extremely difficult and impractical to ascertain the extent of such damages. Borrower therefore acknowledges and agrees that the formula for calculating prepayment premiums set forth in this Note represents a reasonable estimate of the damages Lender will incur because of a prepayment.

(f) Borrower further acknowledges that the prepayment premium provisions of this Note are a material part of the consideration for the Loan, and acknowledges that the terms of this Note are in other respects more favorable to Borrower as a result of the Borrower's voluntary agreement to the prepayment premium provisions.

11. Costs and Expenses. To the fullest extent allowed by applicable law, Borrower shall pay all expenses and costs, including fees and out-of-pocket expenses of attorneys (including Lender's in-house attorneys) and expert witnesses and costs of investigation, incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

12. Forbearance. Any forbearance by Lender in exercising any right or remedy under this Note, the Security Instrument, or any other Loan Document or otherwise afforded by applicable law, shall not be a waiver of or preclude the exercise of that or any other right or remedy. The acceptance by Lender of any payment after the due date of such payment, or in an amount which is less than the required payment, shall not be a waiver of Lender's right to require prompt payment when due of all other payments or to exercise any right or remedy with respect to any failure to make prompt payment. Enforcement by Lender of any security for Borrower's obligations under this Note shall not constitute an election by Lender of remedies so as to preclude the exercise of any other right or remedy available to Lender.

13.  Waivers.  Presentment,  demand,  notice  of  dishonor,  protest,  notice of acceleration, notice of intent to demand or accelerate payment or maturity, presentment for payment, notice of nonpayment, grace, and diligence in collecting the Indebtedness are waived by Borrower and all endorsers and guarantors of this Note and all other third party obligors.

14. Loan Charges. Neither this Note nor any of the other Loan Documents shall be construed to create a contract for the use, forbearance or detention of money requiring payment of interest at a rate greater than the maximum interest rate permitted to be charged under applicable law. If any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower in connection with the Loan is interpreted so that any interest or other charge provided for in any Loan Document, whether considered separately or together with other charges provided for in any other Loan Document, violates that law, and Borrower is entitled to the benefit of that law, that interest or charge is hereby reduced to the extent necessary to eliminate that violation. The amounts, if any, previously paid to Lender in excess of the permitted amounts shall be applied by Lender to reduce the unpaid principal balance of this Note. For the purpose of determining whether any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower has been violated, all Indebtedness that constitutes interest, as well as all other charges made in connection with the Indebtedness that constitute interest, shall be deemed to be allocated and spread ratably over the stated term of the Note. Unless otherwise required by applicable law, such allocation and spreading shall be effected in such a manner that the rate of interest so computed is uniform throughout the stated term of the Note.

15. Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family, household or agricultural purposes.

16. Counting of Days. Except where otherwise specifically provided, any reference in this Note to a period of "days" means calendar days, not Business Days.

17. Governing Law. This Note shall be governed by the law of the jurisdiction in which the Land is located.

18. Captions. The captions of the paragraphs of this Note are for convenience only and shall be disregarded in construing this Note.

19. Notices; Written Modifications. All notices, demands and other communications required or permitted to be given by Lender to Borrower pursuant to this Note shall be given in accordance with Section 31 of the Security Instrument. Any modification or amendment to this Note shall be ineffective unless in writing signed by the party sought to be charged with such modification or amendment; provided, however, that in the event of a Transfer under the terms of the Security Instrument, any or some or all of the Modification to Multifamily Note may be modified or rendered void by Lender at Lender's option by notice to Borrower/transferee.

20. Consent to Jurisdiction and Venue. Borrower agrees that any controversy arising under or in relation to this Note shall be litigated exclusively in the jurisdiction in which the Land is located (the "Property Jurisdiction"). The state and federal courts and authorities with jurisdiction in the Property Jurisdiction shall have exclusive jurisdiction over all controversies which shall arise under or in relation to this Note. Borrower irrevocably consents to service, jurisdiction, and venue of such courts for any such litigation and waives any other venue to which it might be entitled by virtue of domicile, habitual residence or otherwise.

21. WAIVER OF TRIAL BY JURY. BORROWER AND LENDER EACH (A) AGREES NOT TO ELECT A TRIAL BY JURY WITH RESPECT TO ANY ISSUE ARISING OUT OF THIS NOTE OR THE RELATIONSHIP BETWEEN THE PARTIES AS LENDER AND BORROWER THAT IS TRIABLE OF RIGHT BY A JURY AND (B) WAIVES ANY RIGHT TO TRIAL BY JURY WITH RESPECT TO SUCH ISSUE TO THE EXTENT THAT ANY SUCH RIGHT EXISTS NOW OR IN THE FUTURE. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS SEPARATELY GIVEN BY EACH PARTY, KNOWINGLY AND VOLUNTARILY WITH THE BENEFIT OF COMPETENT LEGAL COUNSEL.

      ATTACHED EXHIBIT.  The following Exhibit is attached to this Note:

            -----
             X       Exhibit A     Modifications to Multifamily Note
            -----

      IN WITNESS WHEREOF, Borrower has signed and delivered this Note under seal or has caused this Note to be signed and delivered under seal by its duly authorized representative. Borrower intends that this Note shall be deemed to be signed and delivered as a sealed instrument.

                           WINDSOR HILLS I, L.P., a Delaware limited partnership

                           By: Shelter I GP Limited Partnership, a Delaware limited partnership, its General Partner

                                 By:   Shelter Realty Corporation
                                       a South Carolina corporation, its General
                                       Partner



                                                By:   _________________________
                                                     Patti K. Fielding
                                                     Senior Vice President

                                   57-0964155
                                   Borrower's Social Security/Employer ID Number

PAY TO THE ORDER OF FEDERAL HOME LOAN MORTGAGE CORPORATION, WITHOUT RECOURSE, THIS ___ DAY OF DECEMBER, 2000.

REILLY MORTGAGE GROUP, INC., a District of
   Columbia corporation



By:_________________________________
   Brenda R. Dutrow
   Assistant Vice President

                                    EXHIBIT A

                        MODIFICATIONS TO MULTIFAMILY NOTE


1. The first sentence of Paragraph 8 of the Note ("Default Rate") is hereby deleted and replaced with the following:

            So long as (a) any monthly installment under this Note remains past due for more than thirty (30) days or (b) any other event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of (1) the maximum interest rate which may be collected from Borrower under applicable law or (2) the greater of (i) three percent (3%) above the Interest Rate or (ii) four percent (4.0%) above the then-prevailing Prime Rate. As used herein, the term "Prime Rate" shall mean the rate of interest announced by The Wall Street Journal from time to time as the "Prime Rate".

2. Paragraph 9(c) of the Note is amended to add the following subparagraph (4):

(4) failure by Borrower to pay the amount of the water and sewer charges, taxes, fire, hazard or other insurance premiums, ground rents, assessments or other charges in accordance with the terms of the Security Instrument.

3. Paragraph 19 is modified by deleting: "; provided, however, that in the event of a Transfer under the terms of the Security Instrument, any or some or all of the Modifications to Multifamily Note may be modified or rendered void by Lender at Lender's option by notice to Borrower/transferee" in the last sentence of the Paragraph; and by adding the following new sentence:

            The Modifications to Multifamily Note set forth in this Exhibit A shall be null and void unless title to the Mortgaged Property is vested in an entity whose Controlling Interest(s) are directly or indirectly held by AIMCO REIT or AIMCO OP. The capitalized terms used in this paragraph are defined in the Security Instrument.