Form 10QSB
period 2001-03-31
SHELTER PROPERTIES I LTD PARTNERSHIP
filed 2001-05-14
CIK 316220

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

                   For the quarterly period ended March 31, 2001


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
                        (in thousands, except per unit data)

                                 March 31, 2001



Assets
   Cash and cash equivalents                                                 $   391
   Receivables and deposits                                                      117
   Restricted escrows                                                            186
   Other assets                                                                  309
   Investment properties:
      Land                                                    $  1,189
      Buildings and related personal property                   17,376
                                                                18,565
      Less accumulated depreciation                            (13,087)        5,478
                                                                             $ 6,481

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $    45
   Tenant security deposit liabilities                                           127
   Accrued property taxes                                                         63
   Other liabilities                                                             302
   Mortgage notes payable                                                     12,664

Partners' Deficit
   General partners                                            $ (53)
   Limited partners (15,000 units issued and
      outstanding)                                             (6,667)        (6,720)
                                                                            $  6,481


            See Accompanying Notes to Consolidated Financial Statements

b)

                              SHELTER PROPERTIES I
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                                           Three Months Ended
                                                               March 31,
                                                            2001       2000
Revenues:
   Rental income                                           $1,214     $1,312
   Other income                                                70         77
      Total revenues                                        1,284      1,389

Expenses:
   Operating                                                  466        524
   General and administrative                                  62         49
   Depreciation                                               160        184
   Interest                                                   240        233
   Property taxes                                              64         77
      Total expenses                                          992      1,067

Net income                                                 $  292     $  322

Net income allocated to general partners (1%)              $    3     $    3
Net income allocated to limited partners (99%)                289        319

                                                           $  292     $  322

Net income per limited partnership unit                    $19.27     $21.27

Distributions per limited partnership unit                 $60.00     $33.00


            See Accompanying Notes to Consolidated Financial Statements

c)

                                SHELTER PROPERTIES I
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)






                                      Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          15,000       $     2      $15,000    $15,002

Partners' deficit at
   December 31, 2000                    15,000       $   (47)     $(6,056)   $(6,103)

Distributions to partners                   --            (9)        (900)      (909)

Net income for the three months
   ended March 31, 2001                     --             3          289        292

Partners' deficit at
   March 31, 2001                       15,000      $    (53)     $(6,667)   $(6,720)


            See Accompanying Notes to Consolidated Financial Statements

d)

                              SHELTER PROPERTIES I
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2001        2000
Cash flows from operating activities:
   Net income                                                   $   292      $   322
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                                160          184
        Amortization of discounts and loan costs                      9           22
        Change in accounts:
            Receivables and deposits                                505           32
            Other assets                                            (43)         (24)
            Accounts payable                                        (53)          35
            Tenant security deposit liabilities                       7           --
            Accrued property taxes                                  (10)          14
            Other liabilities                                        50          (29)

               Net cash provided by operating activities            917          556

Cash flows from investing activities:
   Property improvements and replacements                          (103)        (260)
   Net  deposits to restricted escrows                              (15)        (136)

               Net cash used in investing activities               (118)        (396)

Cash flows from financing activities:
   Payments on mortgage notes payable                               (26)         (39)
   Distributions to partners                                       (909)        (500)

               Net cash used in financing activities               (935)        (539)

Net decrease in cash and cash equivalents                          (136)        (379)
Cash and cash equivalents at beginning of period                    527        1,748

Cash and cash equivalents at end of period                      $   391      $ 1,369

Supplemental disclosure of cash flow information:
   Cash paid for interest                                       $   189      $   211

Supplemental disclosure of non-cash flow information:
At December 31, 2000 accounts payable and fixed assets were adjusted $45,000 for non-cash activity.



            See Accompanying Notes to Consolidated Financial Statements

e)
                              SHELTER PROPERTIES I
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties I (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000.

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


                                                        For the Three Months Ended
                                                                March 31,
                                                              (in thousands)
                                                           2001             2000
Net cash provided by operating activities                 $  917             $ 556
   Payments on mortgage notes payable                        (26)              (39)
   Property improvements and replacements                   (103)             (260)
   Change in restricted escrows, net                         (15)             (136)
   Changes in reserves for net operating
      liabilities                                           (456)              (28)
   Additional reserves                                      (103)              (93)

      Net cash provided by operations                     $ 214              $  --

At March 31, 2001 and 2000, the Corporate General Partner reserved an additional $103,000 and $93,000, respectively to fund continuing capital improvements and repairs at the Partnership's three investment properties.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Corporate General Partner and affiliates during the three months ended March 31, 2001 and 2000:

                                                          2001       2000
                                                          (in thousands)

Property management fees (included in
  operating expenses)                                     $ 63       $ 71
Reimbursement for services of affiliates
  (included in operating and general and
  administrative expense and investment properties)         48         26
Due to Corporate General Partner                           132        101

During the three months ended March 31, 2001 and 2000, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $63,000 and $71,000 for the three months ended March 31, 2001 and 2000, respectively.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $48,000 and $26,000 for the three months ended March 31, 2001 and 2000, respectively.

Related to the sale of Heritage Pointe Apartments, approximately $31,000 of commissions to the Corporate General Partner was accrued and is included in other liabilities on the accompanying consolidated balance sheet at March 31, 2001 along with unpaid commissions from past sales of approximately $101,000. These commissions are payable when certain levels of return are received by the limited partners.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 11,773 limited partnership units in the Partnership representing 78.49% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 78.49% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

Note D - Distributions

During the three months ended March 31, 2001, the Partnership declared and paid approximately $909,000 from operations (approximately $900,000 to the limited partners, or approximately $60.00 per limited partnership unit). During the three months ended March 31, 2000, the Partnership declared and paid cash distributions from operations of approximately $500,000 ($495,000 to the limited partners or $33.00 per limited partnership unit). Subsequent to March 31, 2001, the Partnership declared and paid a distribution of approximately $214,000 (approximately $212,000 to the limited partners, or $14.13 per limited partnership unit) of cash from operations, and approximately $58,000 all to the limited partners from the refinancing proceeds of Windsor Hills Apartments (approximately $3.87 per limited partnership unit).

Note E - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 2001 and 2000:

                                                            Average
                                                           Occupancy
       Property                                        2001          2000

       Quail Hollow Apartments
          West Columbia, South Carolina                96%            90%

       Windsor Hills Apartments
          Blacksburg, Virginia                         99%            96%

       Stone Mountain West Apartments
          Stone Mountain, Georgia                      93%            96%

   The Corporate General Partner attributes the increase in occupancy at Quail Hollow Apartments and Windsor Hills Apartments to a change in demographics of the market areas in which the properties compete and improved marketing efforts. The Corporate General Partner attributes the decrease in occupancy at Stone Mountain West Apartments to the purchase of new homes by tenants due to low interest rates.

Results of Operations

The Partnership had net income of approximately $292,000 for the three months ended March 31, 2001, versus net income of approximately $322,000 for the three months ended March 31, 2000. The decrease in net income is due to a decrease in total revenues, partially offset by a decrease in total expenses. The decrease in total revenues is largely due to the sale of Heritage Pointe Apartments in September 2000. Excluding the impact of the sale and operations of Heritage Pointe Apartments, the Partnership had net income of approximately $292,000 for the three months ended March 31, 2001, versus net income of approximately $303,000 for the three months ended March 31, 2000. The decrease in net income is primarily due to an increase in total expenses which more than offset an increase in total revenues. Total expenses on the remaining properties increased primarily due to an increase in operating expenses, depreciation expense, general and administrative and interest expense. Operating expense increased as a result of an increase in property expenses, which more than offset a decrease in maintenance expenses. Property expenses increased due to an increase in utility expenses at Stone Mountain West and Windsor Hills Apartments due to an increase in gas rates and an increase in employee salaries and related employee benefits at all of the Partnership's investment properties. Depreciation expense increased due to property improvements and replacements placed in service during the preceding twelve months. The increase in interest expense was primarily due to the Partnership refinancing the mortgage notes payable encumbering Windsor Hills Apartments in December 2000.

Total revenues for the Partnership's remaining properties increased due to an increase in rental income and, to a lesser extent, other income. Rental income increased due to an increase in average rental rates at all three of the Registrant's remaining investment properties and an increase in occupancy at Quail Hollow Apartments and Windsor Hills Apartments as discussed above. Other income increased primarily due to increased interest income at all of the Partnership's investment properties as a result of higher average cash balances being maintained in interest-bearing accounts.

General and administrative expenses increased as a result of an increase in management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. Also included in general and administrative expense were costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At March 31, 2001, the Partnership had cash and cash equivalents of approximately $391,000 as compared to approximately $1,369,000 at March 31, 2000. Cash and cash equivalents decreased approximately $136,000 for the three months ended March 31, 2001 from the Partnership's year end of December 31, 2000. The decrease was due to approximately $935,000 of cash used in financing activities and approximately $118,000 of cash used in investing activities, which was partially offset by approximately $917,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of distributions to partners, and to a lesser extent, payments of principal on the mortgages encumbering the Partnership's properties. Cash used in investing activities consisted of net deposits to restricted escrows maintained by the mortgage lender and property improvements and replacements. Cash provided by operating activities for the three months ended March 31, 2001 includes the refund of approximately $300,000 of escrows held by the prior lender of the Windsor Hills indebtedness, in addition to the refund of approximately $140,000 for a rate lock fee paid in 2000 associated with the Windsor Hills refinancing. The Partnership invests its working capital reserves in interest bearing accounts.

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

Quail Hollow Apartments

During the three months ended March 31, 2001, the Partnership spent approximately $10,000 consisting primarily of floor covering replacements and furniture and fixture upgrades. These improvements were funded from operating cash flow and replacement reserves. The Partnership has budgeted approximately $63,000 for capital improvements at Quail Hollow Apartments consisting primarily of floor covering and appliance replacements, and air conditioning upgrades.

Stone Mountain West Apartments

During the three months ended March 31, 2001, the Partnership spent approximately $14,000 consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The Partnership has budgeted approximately $39,000 for capital improvements at Stone Mountain West Apartments consisting primarily of floor covering and appliance replacements.

Windsor Hills Apartments

During the three months ended March 31, 2001, the Partnership spent approximately $34,000 consisting primarily of floor covering and appliance replacements. These improvements were funded from Partnership reserves and operating cash flow. The Partnership has budgeted approximately $102,000 for capital improvements at Windsor Hills Apartments consisting primarily of plumbing improvements, floor covering and appliance replacements, interior decoration and air conditioning unit replacements.

The additional capital improvements will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $12,664,000 is amortized over varying periods ranging from November 1, 2003 to January 1, 2021. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

During the three months ended March 31, 2001, the Partnership declared and paid approximately $909,000 from operations (approximately $900,000 to the limited partners, or approximately $60.00 per limited partnership unit). During the three months ended March 31, 2000, the Partnership declared and paid cash distributions from operations of approximately $500,000 ($495,000 to the limited partners or $33.00 per limited partnership unit). Subsequent to March 31, 2001, the Partnership declared and paid a distribution of approximately $214,000 (approximately $212,000 to the limited partners, or $14.13 per limited partnership unit) of cash from operations, and approximately $58,000 all to the limited partners from the refinancing proceeds of Windsor Hills Apartments (approximately $3.87 per limited partnership unit). The Registrant's distribution policy is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance that the Registrant will generate sufficient funds from operations to permit further distributions to its partners in 2001 or subsequent periods. Distributions may be further restricted by the requirement to deposit net operating income (as described in the mortgage notes) into a Reserve Account until the Reserve Account is funded in an amount equal to $300 to $325 per apartment unit for Quail Hollow Apartments and Stone Mountain West Apartments for a total of $107,100 to $116,000. As of March 31, 2001, the Partnership had deposits of approximately $181,000 in its Reserve Accounts.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 11,773 limited partnership units in the Partnership representing 78.49% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 78.49% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b) Reports  on Form 8-K filed  during the  quarter  ended  March 31,
                  2001:

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

                                 Date:  May 14, 2001