Form 10QSB
period 2001-06-30
SHELTER PROPERTIES I LTD PARTNERSHIP
filed 2001-08-13
CIK 316220

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

                    For the quarterly period ended June 30, 2001


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



ITEM 1.     FINANCIAL STATEMENTS


a)

                              SHELTER PROPERTIES I
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                  June 30, 2001



Assets
   Cash and cash equivalents                                                $  2,421
   Receivables and deposits                                                      332
   Restricted escrows                                                            151
   Other assets                                                                  421
   Investment properties:
      Land                                                    $ 1,189
      Buildings and related personal property                   17,427
                                                                18,616
      Less accumulated depreciation                            (13,248)        5,368
                                                                            $ 8,693

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 69
   Tenant security deposit liabilities                                           130
   Accrued property taxes                                                         82
   Other liabilities                                                             222
   Due to affiliates                                                             184
   Mortgage notes payable                                                     15,000

Partners' Deficit
   General partners                                            $ (55)
   Limited partners (15,000 units issued and
      outstanding)                                             (6,939)        (6,994)
                                                                            $ 8,693

            See Accompanying Notes to Consolidated Financial Statements


b)

                              SHELTER PROPERTIES I
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                         Three Months Ended         Six Months Ended
                                              June 30,                  June 30,
                                         2001          2000         2001         2000
Revenues:
   Rental income                        $ 1,195       $ 1,317      $ 2,409      $ 2,629
   Other income                              72           103          142          180
       Total revenues                     1,267         1,420        2,551        2,809

Expenses:
   Operating                                506           536          972        1,060
   General and administrative                56            52          118          101
   Depreciation                             161           197          321          381
   Interest                                 242           233          482          466
   Property taxes                            69            73          133          150
       Total expenses                     1,034         1,091        2,026        2,158

Income before extraordinary loss            233           329          525          651

Extraordinary loss on early
  extinguishment of debt (Note E)           (31)           --          (31)          --

   Net income                           $   202       $   329      $   494      $   651

Net income allocated
   to general partners (1%)             $     2       $     3      $     5      $     6
Net income allocated
   to limited partners (99%)                200           326          489          645

                                        $   202       $   329      $   494      $   651

Per limited partnership unit:

  Income before extraordinary loss      $ 15.40       $ 21.73      $ 34.67      $ 43.00
  Extraordinary loss                      (2.07)           --        (2.07)          --

  Net income                            $ 13.33       $ 21.73      $ 32.60      $ 43.00

Distributions per limited
   partnership unit                     $ 31.47       $ 79.00      $ 91.47      $112.00

            See Accompanying Notes to Consolidated Financial Statements


c)

                                SHELTER PROPERTIES I
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)





                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          15,000         $ 2        $15,000    $15,002

Partners' deficit at
   December 31, 2000                    15,000       $   (47)     $(6,056)   $(6,103)

Distributions to partners                   --           (13)      (1,372)    (1,385)

Net income for the six months
   ended June 30, 2001                      --             5          489        494

Partners' deficit at
   June 30, 2001                        15,000        $ (55)      $(6,939)   $(6,994)

            See Accompanying Notes to Consolidated Financial Statements


d)

                              SHELTER PROPERTIES I
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                  Six Months Ended
                                                                        June 30,
                                                                  2001        2000
Cash flows from operating activities:
   Net income                                                   $   494      $   651
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                                321          381
        Amortization of discounts and loan costs                     18           44
        Extraordinary loss on early extinguishment of debt           31           --
        Change in accounts:
            Receivables and deposits                                313          (15)
            Other assets                                            (23)          (8)
            Accounts payable                                        (29)         (46)
            Tenant security deposit liabilities                      10            5
            Accrued property taxes                                    9           27
            Other liabilities                                       102          (11)

               Net cash provided by operating activities          1,246        1,028

Cash flows from investing activities:
   Property improvements and replacements                          (154)        (549)
   Net deposits to restricted escrows                                (3)        (134)

               Net cash used in investing activities               (157)        (683)

Cash flows from financing activities:
   Payments on mortgage notes payable                               (65)         (78)
   Distributions to partners                                     (1,385)      (1,697)
   Repayment of mortgage note payable                            (2,850)          --
   Proceeds from refinancing                                      5,225           --
   Loan costs paid                                                 (120)          --
               Net cash provided by (used in) financing
                  activities                                        805       (1,775)

Net increase (decrease) in cash and cash equivalents              1,894       (1,430)
Cash and cash equivalents at beginning of period                    527        1,748
Cash and cash equivalents at end of period                      $ 2,421      $   318

Supplemental disclosure of cash flow information:
   Cash paid for interest                                       $   440      $   421
Supplemental disclosure of non-cash activity:
   Loan costs included in due to affiliates                     $    52      $    --

At December 31, 2000, approximately $45,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements during the six months ended June 30, 2001.

            See Accompanying Notes to Consolidated Financial Statements


e)
                              SHELTER PROPERTIES I
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties I (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000. The Corporate General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Principles of Consolidation

The Registrant's financial statements include all of the accounts of the Registrant and its 99.99% owned partnership. The general partner of this partnership is Shelter Realty I Corporation. Shelter Realty I Corporation may be removed by the Registrant; therefore, the consolidated partnership is controlled and consolidated by the Registrant. All significant interpartnership transactions have been eliminated.

Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Corporate General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

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


                                                        For the Six Months Ended
                                                                 June 30,
                                                              (in thousands)
                                                           2001           2000
Net cash provided by operating activities                $ 1,246        $ 1,028
   Extraordinary loss on early extinguishment
     of debt                                                  31             --
   Payments on mortgage notes payable                        (65)           (78)
   Property improvements and replacements                   (154)          (549)
   Change in restricted escrows, net                          (3)          (134)
   Changes in reserves for net operating
      liabilities                                           (382)            48
   Additional reserves                                      (673)          (210)

      Net cash provided by operations                      $ --           $ 105

At June 30, 2001 and 2000, the Corporate General Partner reserved an additional $673,000 and $210,000, respectively to fund continuing capital improvements and repairs at the Partnership's three investment properties.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Corporate General Partner and affiliates during the six months ended June 30, 2001 and 2000:

                                                          2001       2000
                                                          (in thousands)

Property management fees (included in
  operating expenses)                                     $126       $142
Reimbursement for services of affiliates
  (included in operating and general and
  administrative expenses and investment properties)        87         61
Commission on refinancing of investment property            52         --

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $126,000 and $142,000 for the six months ended June 30, 2001 and 2000, respectively.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $87,000 and $61,000 for the six months ended June 30, 2001 and 2000, respectively.

The Partnership Agreement provides for a commission to the Corporate General Partner upon the sale of the Partnership's investment properties. These commissions are payable when certain levels of return are received by the limited partners. As of June 30, 2001, the Partnership has accrued approximately $132,000 of such commissions which are included in due to affiliates.

The Partnership Agreement also provides for a commission to the Corporate General Partner for its role in the refinancing of any of the Partnership's investment properties. The Partnership accrued a commission of approximately $52,000 related to the refinancing of Quail Hollow Apartments. Such fee was capitalized and is included in other assets and due to affiliates.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 11,773 limited partnership units in the Partnership representing 78.49% of the outstanding Units. A number of these (the "Units") Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 78.49% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

Note D - Distributions

During the six months ended June 30, 2001, the Partnership declared and paid distributions of approximately $1,385,000 (approximately $1,372,000 to the limited partners or $91.47 per limited partnership unit). Of this amount, $1,327,000 (approximately $1,314,000 to the limited partners or $87.60 per limited partnership unit) was distributed from operations and approximately $58,000 ($3.87 per limited partnership unit) was distributed to the limited partners from previously undistributed refinancing proceeds. During the six months ended June 30, 2000, the Partnership declared and paid distributions from operations of approximately $1,697,000 (approximately $1,680,000 to the limited partners or $112.00 per limited partnership unit). Subsequent to June 30, 2001, the Partnership declared and paid a distribution of approximately $2,170,000 to the limited partners from the refinancing proceeds of Quail Hollow Apartments ($144.67 per limited partnership unit).

Note E - Refinancing and Extraordinary Loss

On June 28, 2001, the Partnership refinanced the mortgage encumbering Quail Hollow Apartments. The refinancing replaced indebtedness of approximately $2,850,000 with a new mortgage in the amount of $5,225,000. The new mortgage carries a stated interest rate of 7.48%. Interest on the old mortgage was 7.33%. Principal and interest payments on the mortgage loan of approximately $42,000 are due monthly until the loan matures in August 2017 at which time the loan will be fully amortized. Total capitalized loan costs were approximately $172,000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $31,000 due to the write-off of unamortized loan costs.

Note F - Legal Proceedings

In March 1998, several putative unitholders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Corporate General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 2001 and 2000:

                                                            Average
                                                           Occupancy
       Property                                        2001          2000

       Quail Hollow Apartments
          West Columbia, South Carolina                95%            90%

       Windsor Hills Apartments
          Blacksburg, Virginia                         97%            94%

       Stone Mountain West Apartments
          Stone Mountain, Georgia                      94%            95%

The Corporate General Partner attributes the increase in occupancy at Quail Hollow Apartments and Windsor Hills Apartments to a change in demographics of the market areas in which the properties compete and improved marketing efforts.

Results of Operations

The Registrant's net income for the three and six months ended June 30, 2001 was approximately $202,000 and $494,000, respectively, as compared to approximately $329,000 and $651,000, respectively, for the three and six months ended June 30, 2000. The decrease in net income is due to a decrease in total revenues, partially offset by a decrease in total expenses. The decrease in total revenues and expenses is primarily due to the sale of Heritage Pointe Apartments in September 2000.

Excluding the impact of the operations of Heritage Pointe Apartments, the Partnership had net income of $202,000 and $494,000, respectively, for the three and six months ended June 30, 2001 compared to approximately $281,000 and $584,000, respectively, for the three and six months ended June 30, 2000. The decrease in net income for both periods is due to an increase in total expenses and the recognition of an extraordinary loss on the early extinguishment of debt (see Liquidity and Capital Resources) which more than offset an increase in total revenues. Total expenses for the remaining properties increased primarily due to increases in operating, interest and general and administrative expenses. Operating expenses increased due to an increase in property and maintenance expenses. Property expenses increased due to an increase in utility expenses due to increases in gas rates and an increase in employee salaries and related employee benefits at Stone Mountain West and Windsor Hills Apartments. Maintenance expense increased due to increased contract work at Stone Mountain West Apartments. The increase in interest expense was primarily due to the Partnership refinancing the mortgage notes payable encumbering Windsor Hills Apartments with higher debt balance in December 2000.

General and administrative expense increased for the three and six months ending June 30, 2001 due to an increase in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. In addition to these reimbursements, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit and appraisals required by the Partnership agreement are also included in general and administrative expenses.

Total revenues for the Partnership's remaining properties increased due to an increase in rental income. Rental income increased due to an increase in average rental rates at all three of the Registrant's remaining investment properties and an increase in occupancy at Quail Hollow and Windsor Hills Apartments.

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

Liquidity and Capital Resources

At June 30, 2001, the Partnership had cash and cash equivalents of approximately $2,421,000 compared to approximately $318,000 at June 30, 2000. Cash and cash equivalents increased approximately $1,894,000 since December 31, 2000 due to approximately $1,246,000 and $805,000 of cash provided by operating and financing activities, respectively, partially offset by approximately $157,000 of cash used in investing activities. Cash provided by financing activities consisted of proceeds from the refinancing of Quail Hollow Apartments offset by repayment of the mortgage note encumbering Quail Hollow Apartments, distributions to partners, loan costs paid and principal payments on the mortgages encumbering the Partnership's properties. Cash used in investing activities consisted primarily of property improvements and replacements and, to a lesser extent, net deposits to restricted escrows maintained by the mortgage lenders. The Registrant invests its working capital reserves in interest bearing accounts.

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

Quail Hollow Apartments

The Partnership budgeted approximately $63,000 for capital improvements at Quail Hollow Apartments consisting primarily of floor covering and appliance replacements. During the six months ended June 30, 2001, the Partnership spent approximately $20,000 on capital improvements consisting primarily of appliance and floor covering replacements and interior enhancements. These improvements were funded from operating cash flow and replacement reserve.

Stone Mountain West Apartments

The Partnership budgeted approximately $39,000 for capital improvements at Stone Mountain West Apartments consisting primarily of floor covering and appliance replacements and interior enhancements. During the six months ended June 30, 2001, the Partnership spent approximately $21,000 on capital improvements consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow and replacement reserves.

Windsor Hills Apartments

The Partnership budgeted approximately $166,000 for capital improvements at Windsor Hills Apartments consisting primarily of floor covering and appliance replacements, plumbing improvements, and interior enhancements. During the six months ended June 30, 2001, the Partnership spent approximately $68,000 consisting primarily of floor covering and appliance replacements and interior enhancements. These improvements were funded from operating cash flow.

Additional capital improvements will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

On June 28, 2001, the Partnership refinanced the mortgage encumbering Quail Hollow Apartments. The refinancing replaced indebtedness of approximately $2,850,000 with a new mortgage in the amount of $5,225,000. The new mortgage carries a stated interest rate of 7.48%. Interest on the old mortgage was 7.33%. Principal and interest payments on the mortgage loan of approximately $42,000 are due monthly until the loan matures in August 2017 at which time the loan will be fully amortized. Total capitalized loan costs were approximately $172,000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $31,000 due to the write-off of unamortized loan costs.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $6,775,000 encumbering Windsor Hills requires monthly principal and interest payments and matures in January 1, 2021 at which time it will be fully amortized. The mortgage indebtedness of approximately $3,000,000 encumbering Stone Mountain West requires monthly interest only payments. This note requires a balloon payment in November 2003. The Corporate General Partner may attempt to refinance the mortgage encumbering Stone Mountain West and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing this property through foreclosure.

During the six months ended June 30, 2001, the Partnership declared and paid distributions of approximately $1,385,000 (approximately $1,372,000 to the limited partners or $91.47 per limited partnership unit). Of this amount, $1,327,000 (approximately $1,314,000 to the limited partners or $87.60 per limited partnership unit) was distributed from operations and approximately $58,000 ($3.87 per limited partnership unit) was distributed to the limited partners from previously undistributed refinancing proceeds. During the six months ended June 30, 2000, the Partnership declared and paid distributions from operations of approximately $1,697,000 (approximately $1,680,000 to the limited partners or $112.00 per limited partnership unit). Subsequent to June 30, 2001, the Partnership declared and paid a distribution of approximately $2,170,000 to the limited partners from the refinancing proceeds of Quail Hollow Apartments ($144.67 per limited partnership unit). The Registrant's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance that the Registrant will generate sufficient funds from operations to permit further distributions to its partners during the remainder of 2001 or subsequent periods. Distributions may be further restricted by the requirement to deposit net operating income (as described in the mortgage notes) into a Reserve Account until the Reserve Account is funded in an amount equal to $300 to $325 per apartment unit for Stone Mountain West for a total of $42,600 to $46,150. As of June 30, 2001 the Partnership had deposits of approximately $129,000 in its Reserve Accounts.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 11,773 limited partnership units (the "Units") in the Partnership representing 78.49% of the outstanding Units. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 78.49% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unitholders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Corporate General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 10(iii)L, Multifamily Note dated June 27, 2001, by and between Shelter Properties I Limited Partnership, a South Carolina limited partnership, and GMAC Commercial Mortgage Corporation.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2001:

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



                              SHELTER PROPERTIES I

                                 By:     Shelter Realty I Corporation
                                         Corporate General Partner

                                 By:     /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President and Director

                                 By:     /s/Martha L. Long
                                         Martha L. Long
                                         Senior Vice President and
                                         Controller

                                 Date:   August 13, 2001


                                                                Exhibit 10(iii)L

                                                        FHLMC Loan No. 002692678
                                                        Quail Hollow Apartments

                                MULTIFAMILY NOTE
                     (MULTISTATE - REVISION DATE 11-01-2000)


US $5,225,000.00                                           As of June 27, 2001


      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation, the principal sum of Five Million Two Hundred Twenty-Five Thousand and 00/100 Dollars (US $5,225,000.00), with interest on the unpaid principal balance at the annual rate of Seven and Four Hundred Eighty Thousandths percent (7.480%).

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

2. Address for Payment. All payments due under this Note shall be payable at 200 Witmer Road, Post Office Box 809, Horsham, Pennsylvania 19044, Attn: Servicing - Account Manager, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

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

(b) Consecutive monthly installments of principal and interest, each in the amount of Forty-Two Thousand Twenty-Eight and 37/100 Dollars (US $42,028.37), shall be payable on the first day of each month beginning on August 1, 2001, until the entire unpaid principal balance evidenced by this Note is fully paid.

(c) Any accrued interest remaining past due for 30 days or more may, at Lender's discretion, be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on October 1, 2018 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

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

                                    SHELTER PROPERTIES I LIMITED PARTNERSHIP, a
                                       South Carolina limited partnership

                                 By:   Shelter Realty Corporation, a South
                                       Carolina corporation, its general partner



                                          By:  ________________________________
                                              Patti K. Fielding
                                              Senior Vice President


                                   -----------------
                                   Borrower's Social Security/Employer ID Number

PAY TO THE ORDER OF ___________________ ________________, WITHOUT RECOURSE, THIS
27th DAY OF JUNE, 2001.

GMAC COMMERCIAL MORTGAGE CORPORATION, a
   California corporation



By:  _______________________________
    Donald W. Marshall
    Vice President

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

2.   Paragraph 9(c)of the Note is amended to add the following subparagraph (4):

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

Last revised 11/00