Form 10QSB
period 2001-09-30
SHELTER PROPERTIES I LTD PARTNERSHIP
filed 2001-11-13
CIK 316220

FORM 10-QSB-- QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report



                      U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended September 30, 2001


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                For the transition period from _________to _________

                          Commission file number 0-8851


                              ANGELES PARTNERS VII
         (Exact name of small business issuer as specified in its charter)



         California                                             95-3215214
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Partnership was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___



                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS


a)

                              ANGELES PARTNERS VII
                                  BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                               September 30, 2001



Assets
   Cash and cash equivalents                                                $ 1,113
   Receivables and deposits                                                      23
   Restricted escrows                                                            77
   Other assets                                                                  91
   Investment property:
      Land                                                    $   366
      Buildings and related personal property                   5,867
                                                                6,233
      Less accumulated depreciation                            (4,939)        1,294
                                                                            $ 2,598

Liabilities and Partners' Capital (Deficit)
Liabilities
   Accounts payable                                                         $    29
   Tenant security deposit liabilities                                           21
   Accrued property taxes                                                        32
   Other liabilities                                                             91
   Mortgage note payable                                                      2,915

Partners' Capital (Deficit)
   General partner                                            $   291
   Limited partners (8,669 units issued and
      outstanding)                                               (781)         (490)
                                                                            $ 2,598


                   See Accompanying Notes to Financial Statements

b)

                              ANGELES PARTNERS VII
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)



                                    Three Months Ended        Nine Months Ended
                                       September 30,            September 30,
                                     2001         2000        2001         2000
Revenues:
   Rental income                    $  354        $ 360      $ 1,063     $ 1,041
   Other income                         18           22           64          63
      Total revenues                   372          382        1,127       1,104

Expenses:
   Operating                           137          122          375         378
   General and administrative           36           34           88          78
   Depreciation                         65           65          206         208
   Interest                             41           46          128         139
   Property taxes                       12           11           32          34
      Total expenses                   291          278          829         837

         Net income                 $   81        $ 104        $ 298       $ 267

Net income allocated to
   general partner (1%)             $    1        $   1        $   3       $   3
Net income allocated to
   limited partners (99%)               80          103          295         264

                                    $   81        $ 104        $ 298       $ 267

Net income per limited
   partnership unit                 $ 9.23       $11.88       $34.03      $30.45

Distributions per limited
    partnership unit                $ 9.57       $   --       $37.49      $34.26


                   See Accompanying Notes to Financial Statements

c)

                                ANGELES PARTNERS VII
                STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners     Total

Original capital contributions          8,674         $   88       $8,674     $ 8,762

Partners' capital (deficit) at
   December 31, 2000                    8,669         $  291       $ (751)    $ (460)

Distributions to partners                  --             (3)        (325)      (328)

Net income for the nine months
   ended September 30, 2001                --              3          295       298

Partners' capital (deficit)
   at September 30, 2001                8,669         $ 291        $ (781)   $ (490)


                   See Accompanying Notes to Financial Statements

d)
                              ANGELES PARTNERS VII
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                     $  298        $ 267
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                     206          208
   Change in accounts:
      Receivables and deposits                                       11           57
      Other assets                                                  (11)          (6)
      Accounts payable                                              (25)          14
      Tenant security deposit liabilities                            (5)          (4)
      Accrued property taxes                                         32           35
      Other liabilities                                               2           (8)

       Net cash provided by operating activities                    508          563

Cash flows from investing activities:
  Property improvements and replacements                           (121)         (64)
  Net deposits to restricted escrows                                (77)          --

       Net cash used in investing activities                       (198)         (64)

Cash flows from financing activities:
  Distribution to partners                                         (328)        (300)
  Payments on mortgage note payable                                (134)        (110)
  Repayment of mortgage note payable                             (1,809)          --
  Loan costs paid                                                   (64)          --
  Consideration received for assumption of loan from
    an affiliate                                                  2,928           --

       Net cash provided by (used in) financing activities          593         (410)

Net increase in cash and cash equivalents                           903           89

Cash and cash equivalents at beginning of period                    210          356

Cash and cash equivalents at end of period                      $ 1,113       $  445

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $   142       $  139


                   See Accompanying Notes to Financial Statements

e)

                              ANGELES PARTNERS VII
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Angeles Partners VII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000. The General Partner is indirectly owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Segment Reporting: Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates during the nine months ended September 30, 2001 and 2000:

                                                                 2001      2000
                                                                (in thousands)

   Property management fees (included in
     operating expenses)                                         $ 56      $ 54
   Reimbursement for services of affiliates
     (included in general and administrative expenses)             43        40
   Partnership management fee (included in other liabilities,
      general and administrative expense)                          10        --

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Registrant's property for providing property management services. The Registrant paid to such affiliates approximately $56,000 and $54,000 for the nine months ended September 30, 2001 and 2000, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $43,000 and $40,000 for the nine months ended September 30, 2001 and 2000, respectively. Approximately $12,000 of these expenses were accrued at September 30, 2000.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the General Partner for executive and administrative management services. At September 30, 2001, the Partnership has accrued $10,000 of Partnership management fees included in other liabilities on the accompanying consolidated balance sheet.

On September 28, 2001, the Partnership assumed the mortgage loan of an affiliate of the General Partner. The Partnership substituted its investment property as collateral for the mortgage and assumed the payments and terms of the mortgage. In consideration for the assumption of this mortgage, the Partnership received approximately $2,928,000 from an affiliate of the General Partner. See Note D for further details.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 5,858 limited partnership units (the "Units") in the Partnership representing 67.57% of the outstanding Units at September 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.57% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note C - Distributions

During the nine months ended September 30, 2001, the Partnership declared and paid distributions of approximately $328,000 (approximately $325,000 paid to the limited partners or $37.49 per limited partnership unit) from operations. During the nine months ended September 30, 2000, the Partnership declared and paid distributions of approximately $300,000 (approximately $297,000 paid to the limited partners or $34.26 per limited partnership unit) from operations. Subsequent to September 30, 2001, the Partnership declared and paid a distribution of approximately $1,044,000 (approximately $945,000 paid to the limited partners or $109.01 per limited partnership unit) of which approximately $66,000 (approximately $65,000 to the limited partners or $7.50 per limited partnership unit) was from operations and approximately $978,000 (approximately $880,000 to the limited partners or $101.51 per limited partnership unit) was from the net consideration received for the assumption of the mortgage loan as discussed in Note D.

Note D - Assumption of Mortgage Loan

On September 28, 2001, the Partnership assumed the mortgage loan of an affiliate of the General Partner. The Partnership substituted its investment property as collateral for the mortgage and assumed the payments and terms of the mortgage. In consideration for the assumption of this mortgage, the Partnership received approximately $2,928,000, from the affiliate of the General Partner, which was the outstanding principal balance of the mortgage assumed. From this amount, the Partnership paid approximately $64,000 in closing costs which were capitalized and included in other assets on the accompanying balance sheet and deposited approximately $77,000 into a mortgage escrow account maintained by the lender. Additionally, the Partnership repaid its existing mortgage of approximately $1,809,000. The new mortgage carries a stated interest rate of 6.62% while the interest rate on the old mortgage was 9.13%. Principal and interest payments on the assumed mortgage loan are due monthly until the loan matures in July 2013 at which time the mortgage will be fully amortized.

Note E - Legal Proceedings

In March 1998, several putative unitholders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2001 and 2000:

                                                Average Occupancy
      Property                                  2001          2000

      Cedarwood Apartments                       95%          97%
         Gretna, Louisiana

Results of Operations

The Partnership recognized net income of approximately $81,000 for the three months ended September 30, 2001 compared to net income of approximately $104,000 for the same period in 2000. The decrease in net income is due to a slight increase in total expenses and a slight decrease in total revenues. Total expenses increased slightly for the three months ended September 30, 2001 due to an increase in operating expenses which was attributable to an increase in insurance costs and legal fees. Total revenues decreased slightly for the three months ended September 30, 2001 due primarily to a decrease in rental income. Rental income decreased due to a decrease in occupancy at the Partnership's investment property.

The Partnership recognized net income of approximately $298,000 for the nine months ended September 30, 2001 compared to net income of approximately $267,000 for the same period in 2000. The increase in net income is due to an increase in total revenues and a slight decrease in total expenses. Total revenues increased as a result of an increase in rental income due to increases in average rental rates which were more than sufficient to offset a decrease in occupancy at Cedarwood Apartments. Total expenses decreased slightly due to a decrease in interest expense partially offset by an increase in general and administrative expenses. Interest expense decreased due to principal payments made on the mortgage encumbering the Partnership's investment property.

General and administrative expenses increased for the nine months ended September 30, 2001 due to an increase in professional fees. Also included in general and administrative expenses for the three and nine months ended September 30, 2001 and 2000, are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

As part of the ongoing business plan of the Registrant, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Registrant from increases in expense. As part of this plan, the General Partner attempts to protect the Registrant from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions needed to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At  September  30,  2001,  the  Partnership  had cash and  cash  equivalents  of approximately $1,113,000 compared to approximately $445,000 at September 30, 2000. Cash and cash equivalents increased approximately $903,000 since December 31, 2000 due to approximately $508,000 and $593,000 of cash provided by operating and financing activities, respectively, partially offset by approximately $198,000 of cash used in investing activities. Cash provided by financing activities consisted of proceeds from the assumption of a mortgage loan of an affiliate of the General Partner, partially offset by distributions to partners, principal payments made on the mortgage encumbering the Registrant's property, repayment of the mortgage note payable and loan costs paid. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state and local, legal and regulatory requirements. Capital improvements planned for the Partnership's property are detailed below.

Cedarwood Apartments: For 2001, the Partnership budgeted approximately $100,000 for capital improvements, consisting primarily of structural and plumbing upgrades, pool improvements, and floor covering and appliance replacements. The Partnership completed approximately $121,000 of budgeted and unbudgeted capital expenditures at Cedarwood Apartments during the nine months ended September 30, 2001, consisting primarily of fencing, plumbing, structural improvements, pool upgrades and appliance and floor covering replacements. These improvements were funded from operations.

Additional capital expenditures will be incurred only if cash is available from operations. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. On September 28, 2001, the Partnership assumed the mortgage loan of an affiliate of the General Partner. The Partnership substituted its investment property as collateral for the mortgage and assumed the payments and terms of the mortgage. In consideration for the assumption of this mortgage, the Partnership received approximately $2,928,000, from the affiliate of the General Partner, which was the outstanding principal balance of the mortgage assumed. From this amount, the Partnership paid approximately $64,000 in closing costs which were capitalized and included in other assets on the accompanying balance sheet and deposited approximately $77,000 into a mortgage escrow account maintained by the lender. Additionally, the Partnership repaid its existing mortgage of approximately $1,809,000. The new mortgage carries a stated interest rate of 6.62% while the interest rate on the old mortgage was 9.13%. Principal and interest payments on the assumed mortgage loan are due monthly until the loan matures in July 2013 at which time the mortgage will be fully amortized.

During the nine months ended September 30, 2001, the Partnership declared and paid distributions of approximately $328,000 (approximately $325,000 paid to the limited partners or $37.49 per limited partnership unit) from operations. During the nine months ended September 30, 2000, the Partnership declared and paid distributions of approximately $300,000 (approximately $297,000 paid to the limited partners or $34.26 per limited partnership unit) from operations. Subsequent to September 30, 2001, the Partnership declared and paid a distribution of approximately $1,044,000 (approximately $945,000 paid to the limited partners or $109.01 per limited partnership unit) of which approximately $66,000 (approximately $65,000 to the limited partners or $7.50 per limited partnership unit) was from operations and approximately $978,000 (approximately $880,000 to the limited partners or $101.51 per limited partnership unit) was from the net consideration received for the assumption of the mortgage loan as discussed above. The Partnership's distribution policy is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing, and/or the sale of the property. There can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any additional distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 5,858 limited partnership units (the "Units") in the Partnership representing 67.57% of the outstanding Units at September 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.57% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS


In March 1998, several putative unitholders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2001.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              ANGELES PARTNERS VII

                                 By:     Angeles Realty Corporation
                                         General Partner

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

                                 Date:  November 13, 2001