Form 10KSB
period 2001-12-31
SHELTER PROPERTIES I LTD PARTNERSHIP
filed 2002-03-22
CIK 316220

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15(d)

                                   Form 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
                 For the fiscal year ended December 31, 2001

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

State issuer's revenues for its most recent fiscal year.  $4,987,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2001. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                     PART I


Item 1.  Description of Business

Shelter Properties I (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on April 7, 1980. The general partner responsible for management of the Partnership's business is Shelter Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The other general partner is AIMCO Properties, L.P., an affiliate of the Corporate General Partner and AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2019 unless terminated prior to such date.

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

The Registrant has no employees. Management and administrative services are performed by the Corporate General Partner and by agents retained by the Corporate General Partner. These services were provided by an affiliate of the Corporate General Partner for the years ended December 31, 2001 and 2000.

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

(1) Property is held by a Limited Partnership in which the Registrant owns a 99.99% interest.


Schedule of Properties

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                                Gross
                              Carrying      Accumulated                       Federal
Properties                      Value      Depreciation     Rate   Method    Tax Basis
                                   (in thousands)                          (in thousands)

Quail Hollow Apartments       $  6,357        $ 4,396       5-34     S/L      $ 2,255

Windsor Hills Apartments         7,450          5,291       5-30     S/L        2,401

Stone Mountain West
   Apartments                    5,188          3,877       5-37     S/L        1,711
          Totals               $18,995        $13,564                         $ 6,367

See "Note A" to the financial statements included in "Item 7" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                         Principal                                         Principal
                        Balance At      Stated                              Balance
                       December 31,    Interest     Period     Maturity     Due At
Properties                 2001          Rate      Amortized     Date    Maturity (1)
                      (in thousands)                                    (in thousands)

Quail Hollow              $ 5,177       7.48%     17.25 years  10/01/18     $ 1,284

Windsor Hills               6,695       7.22%      20 years    01/01/21          --

Stone Mountain West         4,917       7.06%      20 years    06/01/19         992
                          $16,789                                           $ 2,276

(1) See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

On June 28, 2001, the Partnership refinanced the mortgage encumbering Quail Hollow Apartments. The refinancing replaced indebtedness of approximately $2,850,000 with a new mortgage in the amount of $5,225,000. The new mortgage carries a stated interest rate of 7.48%. The interest rate on the old mortgage was 7.33%. Principal and interest payments on the mortgage loan are due monthly. This loan requires a balloon payment of approximately $1,284,000 in October 2018. Total capitalized loan costs were approximately $194,000, of which approximately $52,000 was paid to the Corporate General Partner. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $31,000 due to the write-off of unamortized loan costs.

On August 31, 2001, the Partnership refinanced the mortgage encumbering Stone Mountain West Apartments. The refinancing replaced indebtedness of approximately $3,000,000 with a new mortgage in the amount of $4,945,000. The new mortgage carries a stated interest rate of 7.06%. The interest rate on the old mortgage was 7.33%. Principal and interest payments on the mortgage loan are due monthly. This loan requires a balloon payment of approximately $992,000 in June 2019. Total capitalized loan cost were approximately $194,000, of which approximately $50,000 was paid to the Corporate General Partner. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $32,000 due to the write-off of unamortized loan costs.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2001 and 2000 for each property are as follows:

                                    Average Annual               Average Annual
                                     Rental Rates                  Occupancy
                                      (per unit)
 Properties                      2001             2000          2001        2000

 Quail Hollow                   $ 7,281         $ 7,042         94%          94%

 Windsor Hills                    6,959           6,727         94%          95%

 Stone Mountain West             10,556          10,174         92%          95%

The Corporate General Partner attributes the decrease in occupancy at Stone Mountain West Apartments to the slow down in the economy and job losses in the market area.

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

Real Estate Taxes and Rates:

Real estate taxes and rates in 2001 for each property were as follows:

                                                2001            2001
                                               Billing          Rate
                                           (in thousands)

       Quail Hollow                             $112           26.60%
       Windsor Hills                              98             .95%
       Stone Mountain West                        80            4.37%

Capital Improvements:

Quail Hollow Apartments

During the year ended December 31, 2001, the Partnership spent approximately $200,000 on capital improvements consisting primarily of appliance and floor covering replacements, water submetering project, and interior enhancements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $65,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Stone Mountain West Apartments

During the year ended December 31, 2001, the Partnership spent approximately $89,000 on capital improvements consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $43,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Windsor Hills Apartments

During the year ended December 31, 2001, the Partnership spent approximately $199,000 consisting primarily of floor covering, air conditioning, and appliance replacements and interior enhancements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $90,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The capital improvements planned for 2002 at the Partnership properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.  Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

The Corporate General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

Item 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2001, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 15,000 limited partnership units aggregating $15,000,000 including 100 units which were purchased by the Corporate General Partner. The Partnership currently has 355 holders of record owning an aggregate of 15,000 Units. Affiliates of the Corporate General Partner owned 11,795 units or approximately 78.63% at December 31, 2001. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2001 and 2000. (See Item 6. Management's Discussion and Analysis or Plan of Operation for further details).

                                                Distributions
                                                            Per Limited
                                        Aggregate        Partnership Unit

       01/01/00 - 12/31/00             $6,119,000 (1)        $406.40
       01/01/01 - 12/31/01              5,554,000 (2)         369.27

(1)   Distributions   were  made  from  cash  from   operations   (approximately
      $2,270,000), cash from sales proceeds (approximately $1,482,000) and cash from refinancing proceeds (approximately $2,367,000).

(2)   Distributions   were  made  from  cash  from   operations   (approximately
      $1,552,000),   and   cash   from   refinancing   proceeds   (approximately
      $4,002,000).

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2002 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interests, in the Partnership, AIMCO and its affiliates owned 11,795 limited partnership units (the "Units") in the Partnership representing 78.63% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 78.63% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

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

Results of Operations

The Registrant's net income for the year ended December 31, 2001 was approximately $552,000, compared to approximately $2,757,000 for the year ended December 31, 2000. The decrease in net income for the year ended December 31, 2001 is primarily due to the decrease in total revenues resulting from the gain on sale of Heritage Pointe Apartments in September 2000.

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

Excluding the impact of the sale and operations of Heritage Pointe Apartments, net income decreased approximately $298,000 for the year ended December 31, 2001, compared to the corresponding period in 2000. The decrease in net income for the year was primarily due to an increase in total expenses partially offset by an increase in total revenues and a decrease in the extraordinary loss on early extinguishment of debt. Total expenses increased primarily due to an increase in operating, property tax and interest expenses partially offset by a decrease in general and administrative expenses. Operating expense increased due to an increase in utility expenses, primarily natural gas expense at Stone Mountain West, an increase in employee salaries at Windsor Hills Apartments and contract labor at Stone Mountain West Apartments. Property taxes increased due to an increase in the assessed value of Quail Hollow and Stone Mountain Apartments in 2001. The increase in interest expense was primarily due to the Partnership refinancing each of the mortgage notes encumbering the Partnership's investment properties resulting in higher debt balances during 2001.

General and administrative expenses decreased for the year ended December 31, 2001 due to a decrease in the cost of services included in the management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement and a decrease in professional expenses. In addition to the management reimbursements, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

The increase in total revenues was due to an increase in both rental income and other income. Rental income increased as a result of an increase in the average annual rental rates at all three investment properties, which more than offset the decrease in occupancy at Stone Mountain West Apartments. Other income increased due to an increase in interest income at each of the investment properties.

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

Liquidity and Capital Resources

At December 31, 2001, the Partnership had cash and cash equivalents of approximately $291,000 compared to approximately $527,000 at December 31, 2000, a decrease of approximately $236,000. The decrease in cash and cash equivalents is due to approximately $1,843,000 and $383,000 of cash used in financing and investing activities, respectively, partially offset by approximately $1,990,000 of cash provided by operating activities. Cash used in financing activities consisted of repayment of the mortgage notes encumbering Quail Hollow and Stone Mountain West Apartments, distributions to partners, loan costs paid, payments on an advance from an affiliate and principal payments on the mortgages encumbering the Partnership's properties partially offset by the proceeds from the refinancing of Quail Hollow and Stone Mountain West Apartments and an advance from an affiliate. Cash used in investing activities consisted primarily of property improvements and replacements, partially offset by net withdrawals from restricted escrows maintained by the mortgage lender. The Registrant invests its working capital reserves in interest-bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum to be budgeted is expected to be $300 per unit or approximately $198,000. Additional capital improvements will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On June 28, 2001, the Partnership refinanced the mortgage encumbering Quail Hollow Apartments. The refinancing replaced indebtedness of approximately $2,850,000 with a new mortgage in the amount of $5,225,000. The new mortgage carries a stated interest rate of 7.48%. The interest rate on the old mortgage was 7.33%. Principal and interest payments on the mortgage loan are due monthly. This loan requires a balloon payment of approximately $1,284,000 in October 2018. Total capitalized loan costs were approximately $194,000, of which approximately $52,000 was paid to the Corporate General Partner. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $31,000 due to the write-off of unamortized loan costs.

On August 31, 2001, the Partnership refinanced the mortgage encumbering Stone Mountain West Apartments. The refinancing replaced indebtedness of approximately $3,000,000 with a new mortgage in the amount of $4,945,000. The new mortgage carries a stated interest rate of 7.06%. The interest rate on the old mortgage was 7.33%. Principal and interest payments on the mortgage loan are due monthly. This loan requires a balloon payment of approximately $992,000 in June 2019. Total capitalized loan costs were approximately $194,000, of which approximately $50,000 was paid to the Corporate General Partner. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $32,000 due to the write-off of unamortized loan costs.

On December 15, 2000, the Partnership refinanced the mortgage notes payable encumbering Windsor Hills Apartments. The refinancing replaced mortgage indebtedness of approximately $3,979,000 with a new mortgage of $6,840,000. The mortgage was refinanced at a rate of 7.22% compared to the prior rate of 7.60%. Payments of principal and interest are due monthly until the loan matures in January 2021, at which time the loan is scheduled to be fully amortized. Capitalized loan costs incurred for the refinancing were approximately $150,000, of which approximately $68,000 was paid to the Corporate General Partner. The Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $257,000 as a result of unamortized loan costs and discount being written off and a prepayment penalty of approximately $145,000.

In accordance with the Partnership Agreement, an affiliate of the Corporate General Partner loaned the Partnership $87,000 to cover operating expenses at Windsor Hills Apartments. The entire balance was repaid during the year ended December 31, 2001. Interest was charged at the prime rate plus 2% and amounted to less than $1,000. There were no loans from the General Partner or associated interest expense during the year ended December 31, 2000.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $16,789,000 requires monthly principal and interest payments and matures between October 2018 and January 2021. The mortgage indebtedness at Quail Hollow and Stone Mountain West Apartments require balloon payments of approximately $1,284,000 and $992,000, respectively, at maturity. Windsor Hills Apartments mortgage is scheduled to be fully amortized at its maturity.

During the year ended December 31, 2001, the Partnership declared and paid distributions of approximately $5,554,000 (approximately $5,539,000 to the limited partners or $369.27 per limited partnership unit). Of this amount, $1,552,000 (approximately $1,537,000 to the limited partners or $102.47 per limited partnership unit) was paid from operations, approximately $58,000 ($3.87 per limited partnership unit) was paid to the limited partners from previously undistributed refinancing proceeds and approximately $3,944,000 was paid to the limited partners from the refinancing proceeds of Quail Hollow Apartments and Stone Mountain West Apartments ($262.93 per limited partnership unit). During the year ended December 31, 2000, distributions of approximately $6,119,000 were paid to investors. Approximately $1,482,000 ($98.80 per limited partnership unit) was paid to the limited partners from the sale proceeds of Heritage Pointe Apartments. Approximately $2,367,000 ($157.80 per limited partnership unit) was paid to the limited partners from the refinancing proceeds of Windsor Hills Apartments. Approximately $2,270,000 (approximately $2,247,000 to the limited partners or $149.80 per limited partnership unit) was paid from operations. The Registrant's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Registrant will generate sufficient funds from operations to permit distributions to its partners in 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interests, in the Partnership, AIMCO and its affiliates owned 11,795 limited partnership units (the "Units") in the Partnership representing 78.63% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 78.63% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Corporate General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.


Item 7.     Financial Statements


SHELTER PROPERTIES I

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2001

      Consolidated Statements of Operations - Years ended December 31, 2001 and 2000

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2001 and 2000

      Consolidated Statements of Cash Flows - Years ended December 31, 2001 and 2000

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Shelter Properties I


We have audited the accompanying consolidated balance sheet of Shelter Properties I as of December 31, 2001, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties I at December 31, 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                         /s/ ERNST & YOUNG LLP



Greenville, South Carolina
February 15, 2002

                              SHELTER PROPERTIES I

                           CONSOLIDATED BALANCE SHEET
                       (in thousands, except unit data)

                                December 31, 2001



Assets
   Cash and cash equivalents                                              $    291
   Receivables and deposits                                                     83
   Restricted escrows                                                           21
   Other assets                                                                559
   Investment properties (Notes B & E):
      Land                                                    $ 1,189
      Buildings and related personal property                  17,806
                                                               18,995
      Less accumulated depreciation                           (13,564)       5,431
                                                                          $  6,385

Liabilities and Partners' Deficit
Liabilities
      Accounts payable                                                    $     94
      Tenant security deposit liabilities                                      133
      Accrued property taxes                                                   125
      Other liabilities                                                        237
      Due to Affiliates (Note D)                                               112
      Mortgage notes payable (Note B)                                       16,789

Partners' Deficit
   General partners                                            $ (56)
   Limited partners (15,000 units issued and
      outstanding)                                            (11,049)     (11,105)
                                                                          $  6,385

        See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES I

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per unit data)

                                                                 Year Ended
                                                                December 31,
                                                             2001         2000
Revenues:
   Rental income                                            $ 4,677     $ 5,150
   Other income                                                 310         341
   Gain on sale of investment property (Note G)                  --       1,923
       Total revenues                                         4,987       7,414

Expenses:
   Operating                                                  2,116       2,103
   General and administrative                                   226         308
   Depreciation                                                 637         718
   Interest                                                   1,086         894
   Property taxes                                               307         300
       Total expenses                                         4,372       4,323

Income before extraordinary item                                615       3,091
Extraordinary loss on early extinguishment
  of debt (Notes B & G)                                         (63)       (334)

   Net income (Note C)                                      $   552     $ 2,757

Net income allocated to general partners                    $     6     $    28
Net income allocated to limited partners                        546       2,729

   Net income                                               $   552     $ 2,757

Net income per limited partnership unit:
   Income before extraordinary item                         $ 40.60     $204.00
   Extraordinary item                                         (4.20)     (22.07)
Net income                                                  $ 36.40     $181.93

Distribution per limited partnership                        $369.27     $406.40


        See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES I

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                       (in thousands, except unit data)


                                         Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners      Total

Original capital contributions            15,000        $ 2       $15,000     $15,002

Partners' deficit at
  December 31, 1999                       15,000       $ (52)    $ (2,689)    $ (2,741)

Distributions to partners                     --          (23)     (6,096)      (6,119)

Net income for the year ended
  December 31, 2000                           --           28       2,729        2,757

Partners' deficit at
  December 31, 2000                       15,000          (47)     (6,056)      (6,103)

Distributions to partners                     --          (15)     (5,539)      (5,554)

Net income for the year ended
  December 31, 2001                           --            6         546          552

Partners' deficit at
  December 31, 2001                       15,000       $ (56)    $(11,049)    $(11,105)


        See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES I

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                     Years Ended
                                                                    December 31,
                                                                  2001        2000
Cash flows from operating activities:
   Net income                                                   $   552      $ 2,757
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                                637          718
        Amortization                                                 31           85
        Gain on sale of investment property                          --       (1,923)
        Extraordinary loss on early extinguishment of debt           63          334
        Change in accounts:
            Receivables and deposits                                539         (325)
            Other assets                                             10            9
            Accounts payable                                         (4)         (39)
            Tenant security deposit liabilities                      13          (27)
            Accrued property taxes                                   52           25
            Due to Affiliates                                       (20)          31
            Other liabilities                                       117         (113)
               Net cash provided by operating activities          1,990        1,532

Cash flows from investing activities:
   Property improvements and replacements                          (533)        (919)
   Net withdrawals from restricted escrows                          150          330
   Net proceeds from sale of investment property                     --        2,976
               Net cash (used in) provided by investing
                   activities                                      (383)       2,387

Cash flows from financing activities:
   Payments on mortgage notes payable                              (221)        (146)
   Distributions to partners                                     (5,554)      (6,119)
   Debt extinguishment costs                                         --         (187)
   Proceeds from refinancings                                    10,170        6,840
   Loan costs                                                      (388)        (150)
   Repayment of mortgage notes payable                           (5,850)      (5,378)
   Advance from affiliate                                            87           --
   Payments on advance from affiliate                               (87)          --
               Net cash used in financing activities             (1,843)      (5,140)

Net decrease in cash and cash equivalents                          (236)      (1,221)
Cash and cash equivalents at beginning of period                    527        1,748
Cash and cash equivalents at end of period                      $   291      $   527
Supplemental disclosure of cash flow information:
   Cash paid for interest                                       $   989      $   844
Supplemental disclosure of non cash flow information:
   Property improvements and replacements included in
     accounts payable                                           $    --      $    45

        See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES I

                  Notes to Consolidated Financial Statements

                                December 31, 2001


Note A - Organization and Significant Accounting Policies

Organization

Shelter Properties I (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on April 7, 1980. The general partner responsible for management of the Partnership's business is Shelter Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The other general partner is AIMCO Properties, L.P., an affiliate of the Corporate General Partner and AIMCO. The directors and officers of the Corporate General Partner also serve as executive directors of AIMCO. The Partnership commenced operations on July 3, 1980 and completed its acquisition of apartment properties during December 1980. The Partnership owns three properties located in South Carolina, Virginia and Georgia. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2019 unless terminated prior to such date.

Principles of Consolidation

The Registrant's financial statements include all of the accounts of the Partnership and its 99.99% owned partnership. The general partner of this partnership is Shelter Realty I Corporation. Shelter Realty I Corporation may be removed by the Registrant; therefore, this partnership is controlled and consolidated by the Registrant. All significant interpartnership transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Cash Distributions

Cash distributions by the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement. The Partnership Agreement defines net cash from operations as revenue received less operating expenses paid, adjusted for certain specified items which primarily include mortgage payments on debt, property improvements and replacements not previously reserved, and the effects of other adjustments to reserves including reserve amounts deemed necessary by the Corporate General Partner. In the following notes to consolidated financial statements, whenever net cash provided by operations is used, it has the aforementioned meaning. As required by the Partnership Agreement, the following is a reconciliation of "Net cash provided by operating activities" in the accompanying consolidated statements of cash flows to "Net cash from operations", as defined in the Partnership Agreement. However, "Net cash from operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                        Years Ended December 31,
                                                           2001         2000
                                                             (in thousands)

Net cash provided by operating activities                 $ 1,990       $ 1,532
   Property improvements and replacements                    (533)         (919)
   Payments on mortgage notes payable                        (221)         (146)
   Changes in reserves for net operating liabilities         (707)          439
   Changes in restricted escrows, net                         150           330
   Additional operating reserves                             (679)         (327)
      Net cash from operations                              $ --         $ 909

The Corporate General Partner reserved approximately $679,000 and $327,000 at December 31, 2001 and 2000, respectively, to fund capital improvements and repairs at its properties.

Distributions made from reserves no longer considered necessary by the Corporate General Partner are considered to be additional net cash from operations for allocation purposes. The following table sets forth the distributions made by the Partnership for the years ended December 31, 2001 and 2000.

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit

       01/01/00 - 12/31/00             $6,119,000 (1)        $406.40
       01/01/01 - 12/31/01              5,554,000 (2)         369.27

         (1)   Distributions  were  made  from  cash  operations  (approximately
               $2,270,000),   sales  proceeds  (approximately   $1,482,000)  and
               refinancing proceeds(approximately $2,367,000).

         (2) Distributions were made from cash from operations (approximately $1,552,000) and cash from refinancing (approximately $4,002,000).

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

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net income as shown in the statements of operations and changes in partners' deficit for 2001 and 2000 were allocated 99% to the limited partners and 1% to the general partners. Net income per limited partnership unit for each such year was computed as 99% of net income divided by 15,000 average units outstanding.

Other Reserves

The Corporate General Partner may designate a portion of cash generated from operations as "other reserves" in determining net cash used in operations. The Corporate General Partner designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current year that are expected to require the use of cash during the next year. The changes in the other reserves during 2001 and 2000 were a decrease of approximately $707,000 and an increase of approximately $439,000, respectively. These amounts were determined by considering changes in the balance of receivables and deposits, other assets, accounts payable, tenant security deposit liabilities, accrued property taxes and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $272,000 at December 31, 2001 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Escrows

In connection with the refinancing of Quail Hollow Apartments in 2001, approximately $16,000 of the proceeds were designated as a repair escrow for the funding of required capital improvements and repairs. As of December 31, 2001, the balance in this account was $16,000.

Depreciation

Depreciation is calculated by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 5 years.

Loan Costs

Loan  costs  of  approximately  $543,000,   less  accumulated   amortization  of
approximately $14,000, are included in other assets and are being amortized on a straight-line basis over the life of the loans.

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

Investment Properties

Investment properties consist of three apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2001 and 2000. See "Recent Accounting Pronouncements" below.

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $57,000 and $54,000 for the years ended December 31, 2001 and 2000, respectively, were charged to operating expense.

Reclassifications

Certain reclassifications have been made to the 2000 balances to conform to the 2001 presentation.

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

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Corporate General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Note B - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

                              Principal     Monthly                            Principal
                             Balance At     Payment      Stated                 Balance
                            December 31,   Including    Interest  Maturity       Due At
                                2001        Interest      Rate      Date        Maturity
                                  (in thousands)                             (in thousands)
Properties

Quail Hollow Apartments        $ 5,177        $ 42       7.48%    10/01/18      $ 1,284

Windsor Hills Apartments         6,695           54      7.22%    01/01/21           --

Stone Mountain West
   Apartments                    4,917           39      7.06%    06/01/19          992
                               $16,789       $ 135                              $ 2,276

On June 28, 2001, the Partnership refinanced the mortgage encumbering Quail Hollow Apartments. The refinancing replaced indebtedness of approximately $2,850,000 with a new mortgage in the amount of $5,225,000. The new mortgage carries a stated interest rate of 7.48%. The interest rate on the old mortgage was 7.33%.

Principal and interest payments on the mortgage loan are due monthly. This loan requires a balloon payment of approximately $1,284,000 in October 2018. Total capitalized loan costs were approximately $194,000, of which approximately $52,000 was paid to the Corporate General Partner. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $31,000 due to the write-off of unamortized loan costs.

On August 31, 2001, the Partnership refinanced the mortgage encumbering Stone Mountain West Apartments. The refinancing replaced indebtedness of approximately $3,000,000 with a new mortgage in the amount of $4,945,000. The new mortgage carries a stated interest rate of 7.06%. The interest rate on the old mortgage was 7.33%. Principal and interest payments on the mortgage loan are due monthly. This loan requires a balloon payment of approximately $992,000 in June 2019. Total capitalized loan costs were approximately $194,000, of which approximately $50,000 was paid to the Corporate General Partner. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $32,000 due to the write-off of unamortized loan costs.

On December 15, 2000, the Partnership refinanced the mortgage notes payable encumbering Windsor Hills Apartments. The refinancing replaced mortgage indebtedness of approximately $3,979,000 with a new mortgage of $6,840,000. The mortgage was refinanced at a rate of 7.22% compared to the prior rate of 7.60%. Payments of principal and interest are due monthly until the loan matures in January 2021, at which time the loan is scheduled to be fully amortized. Capitalized loan costs incurred for the refinancing were approximately $150,000, of which approximately $68,000 was paid to the Corporate General Partner. The Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $257,000 as a result of unamortized loan costs and unamortized mortgage discount being written off and a prepayment penalty of approximately $145,000.

The mortgage notes payable are nonrecourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. Prepayment penalties are required if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2001 are as follows (in thousands):

                               2002              $  409
                               2003                 440
                               2004                 473
                               2005                 509
                               2006                 547
                            Thereafter           14,411
                                                $16,789

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                                     2001         2000
Net income as reported                              $ 552       $ 2,757
Add (deduct):
   Depreciation differences                            (58)         (51)
   Change in prepaid rental                             27          (15)
   Other                                               (16)        (215)
Federal taxable income                              $ 505       $ 2,476
Federal taxable income per limited
   partnership unit                                $ 33.33      $164.39

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                  Net liabilities as reported            $(11,105)
                  Land and buildings                        1,605
                  Accumulated depreciation                   (669)
                  Syndication fees                          1,895
                  Other                                       274
                  Net liabilities - tax basis            $ (8,000)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Corporate General Partner and affiliates during the year ended December 31, 2001 and 2000:

                                                          2001       2000
                                                          (in thousands)

Property management fees (included in
  operating expenses)                                     $266       $276
Reimbursement for services of affiliates
  (included in general and administrative
   expenses and investment properties)                     366        188
Commission paid on refinancing (included in other
  assets)                                                  102         68
Commission on sale of investment property
 (included in gain on sale of investment property)         --          31

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $266,000 and $276,000 for the year ended December 31, 2001 and 2000, respectively.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $366,000 and $188,000 for the year ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $221,000 and $22,000 for the years ended December 31, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment properties and are being depreciated over 15 years.

The Partnership Agreement provides for a commission to the Corporate General Partner upon the sale of the Partnership's investment properties. These commissions are payable when certain levels of return are received by the limited partners. As of December 31, 2001, the Partnership has accrued approximately $132,000 of such commissions which are included in due to affiliates.

The Partnership Agreement also provides for a commission to the Corporate General Partner for its role in the refinancing of any of the Partnership's investment properties. During the year ended December 31, 2001, the Partnership paid commissions of approximately $102,000 related to the refinancing of Quail Hollow Apartments and Stone Mountain West Apartments. During the year ended December 31, 2000, the Partnership paid commissions of approximately $68,000 related to the refinancing of Windsor Hills Apartments. Such fees were capitalized and are included in other assets.

In accordance with the Partnership Agreement, an affiliate of the Corporate General Partner loaned the Partnership $87,000 to cover operating expenses at Windsor Hills Apartments. The entire balance was repaid during the year ended December 31, 2001. Interest was charged at the prime rate plus 2% and amounted to less than $1,000. There were no loans from the General Partner or associated interest expense during the year ended December 31, 2000.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $44,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests, in the Partnership, AIMCO and its affiliates owned 11,795 limited partnership units (the "Units") in the Partnership representing 78.63% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 78.63% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

Note E - Real Estate and Accumulated Depreciation

                                                       Initial Cost
                                                      To Partnership
                                                      (in thousands)

                                                              Buildings          Cost
                                                             and Related     Capitalized
                                                               Personal     Subsequent to
Description                        Encumbrances      Land      Property      Acquisition
                                  (in thousands)                            (in thousands)

Quail Hollow Apartments               $ 5,177       $ 459      $ 3,754         $ 2,144
Windsor Hills Apartments                6,695          520       4,575           2,355
Stone Mountain West Apartments          4,917          210       3,408           1,570
     Total                            $16,789      $ 1,189     $11,737         $ 6,069


                              Gross Amount At Which Carried
                                   At December 31, 2001
                                      (in thousands)

                           Buildings
                          And Related
                           Personal            Accumulated    Date of      Date    Depreciable
Description        Land   Properties   Total   Depreciation Construction Acquired  Life-Years

Quail Hollow       $ 459    $ 5,898   $ 6,357    $ 4,396       1973      09/01/80     5-34
Windsor Hill         520      6,930     7,450      5,291       1973      09/01/80     5-30
Stone Mountain
 West                210      4,978     5,188      3,877       1972      12/31/80     5-37
     Totals        $1,189   $17,806   $18,995    $13,564

Reconciliation of "Real Estate and Accumulated Depreciation":

                                                     December 31,
                                                   2001         2000
                                                    (in thousands)

Real Estate

Balance at beginning of year                      $18,507      $21,297
    Property improvements                             488          964
    Dispositions of assets                             --       (3,754)
Balance at end of year                            $18,995      $18,507

Accumulated Depreciation

Balance at beginning of year                      $12,927      $14,919
    Additions charged to expense                      637          718
    Disposal of assets                                 --       (2,710)
Balance at end of year                            $13,564      $12,927

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2001 and 2000, is approximately $20,600,000 and $20,111,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2001 and 2000, is approximately $14,233,000 and $13,538,000, respectively.

Note F - Distributions

During the year ended December 31, 2001, the Partnership declared and paid distributions of approximately $5,554,000 (approximately $5,539,000 to the limited partners or $369.27 per limited partnership unit). Of this amount, $1,552,000 (approximately $1,537,000 to the limited partners or $102.47 per limited partnership unit) was paid from operations, approximately $58,000 ($3.87 per limited partnership unit) was paid to the limited partners from previously undistributed refinancing proceeds and approximately $3,944,000 was paid to the limited partners from the refinancing proceeds of Quail Hollow Apartments and Stone Mountain West Apartments ($262.93 per limited partnership unit). During the year ended December 31, 2000, distributions of approximately $6,119,000 were paid to investors. Approximately $1,482,000 ($98.80 per limited partnership unit) was paid to the limited partners from the sale proceeds of Heritage Pointe Apartments. Approximately $2,367,000 ($157.80 per limited partnership unit) was paid to the limited partners from the refinancing proceeds of Windsor Hills Apartments. Approximately $2,270,000 (approximately $2,247,000 to the limited partners or $149.80 per limited partnership unit) was paid from operations.

Note G - Sale of Investment Property

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

Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.


                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Registrant has no officers or directors. The Corporate General Partner is Shelter Realty I Corporation. The names and ages of, as well as the positions and offices held by, the present executive officers and director of the Corporate General Partner are set forth below. There are no family relationships between or among any officers or directors.

Name                        Age    Position

Patrick J. Foye              44    Executive Vice President and Director

Martha L. Long               42    Senior Vice President and Controller

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

The executive officers and director of the Corporate General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Corporate General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Corporate General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were audit services of approximately $47,000 and non-audit services (principally tax-related) of approximately $25,000.

Item 10. Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Registrant.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 2001, no person or entity was known to own of record or beneficially more than 5% of the Limited Partnership Units of the Registrant.

                                           Number of Units      Percentage

           Cooper River Properties, LLC          1,145             7.63%
             (an affiliate of AIMCO)
           Insignia Properties, LP               5,864            39.09%
             (an affiliate of AIMCO)
           AIMCO Properties, LP                  4,786            31.91%
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

Item 12. Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Corporate General Partner and affiliates during the year ended December 31, 2001 and 2000:

                                                          2001       2000
                                                          (in thousands)

Property management fees                                  $266       $276
Reimbursement for services of affiliates                   366        188
Commission paid on refinancing                             102         68
Commission on sale of investment property                   --         31

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $266,000 and $276,000 for the year ended December 31, 2001 and 2000, respectively.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $366,000 and $188,000 for the year ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $221,000 and $22,000 for the years ended December 31, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment properties and are being depreciated over 15 years.

The Partnership Agreement provides for a commission to the Corporate General Partner upon the sale of the Partnership's investment properties. These commissions are payable when certain levels of return are received by the limited partners. As of December 31, 2001, the Partnership has accrued approximately $132,000 of such commissions which are included in due to affiliates.

The Partnership Agreement also provides for a commission to the Corporate General Partner for its role in the refinancing of any of the Partnership's investment properties. During the year ended December 31, 2001, the Partnership paid commissions of approximately $102,000 related to the refinancing of Quail Hollow Apartments and Stone Mountain West Apartments. During the year ended December 31, 2000, the Partnership paid commissions of approximately $68,000 related to the refinancing of Windsor Hills Apartments. Such fees were capitalized and are included in other assets.

In accordance with the Partnership Agreement, an affiliate of the Corporate General Partner loaned the Partnership $87,000 to cover operating expenses at Windsor Hills Apartments. The entire balance was repaid during the year ended December 31, 2001. Interest was charged at the prime rate plus 2% and amounted to less than $1,000. There were no loans from the General Partner or associated interest expense during the year ended December 31, 2000.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $44,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests, in the Partnership, AIMCO and its affiliates owned 11,795 limited partnership units (the "Units") in the Partnership representing 78.63% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 78.63% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

Item 13.  Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            None.

      (b)   Reports on Form 8-K filed in the fourth quarter of 2001:

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

/s/Patrick J. Foye      Executive Vice President      Date:
Patrick J. Foye         and Director

/s/Martha L. Long       Senior Vice President         Date:
Martha L. Long          and Controller

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

10(i)             Contracts   related  to   acquisition   or   disposition  of
                  properties.

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

       (l) Multifamily Note secured by a Mortgage or Deed of Trust dated December 15, 2000 between Windsor Hills I, LP and Reilly Mortgage Group, Inc. relating to Windsor Hills Apartments as filed herein. Filed as Exhibit 10(iii)(l) to Form 10-KSB of Registrant for year ended December 31, 2000 and incorporated herein by reference.

       (m) Multifamily Note dated June 27, 2001, by and between Shelter Properties I Limited Partnership, a South Carolina limited partnership, and GMAC Commercial Mortgage Corporation. Filed as Exhibit 10(iii)(m) to Form 10-QSB of Registrant for quarter ended June 30, 2001 and incorporated herein by reference.

       (n) Multifamily Note dated August 30, 2001 by and between Shelter Properties I, a South Carolina limited partnership, and GMAC Commercial Mortgage Corporation. Filed as Exhibit 10(iii)(n) to Form 10-QSB of Registrant for quarter ended September 30, 2001 and incorporated herein by reference.

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

                                   EXHIBIT 22



                              SHELTER PROPERTIES I

                                 Subsidiary List



                                       State of Incorporation/
         Name of Subsidiary                   Formation                   Date

Windsor  Hills I Limited
   Partnership                                 Delaware                   1992
Shelter I GP Limited Partnership               Delaware                   1992