Form 10QSB
period 2002-03-31
SHELTER PROPERTIES I LTD PARTNERSHIP
filed 2002-05-14
CIK 316220

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

                For the quarterly period ended March 31, 2002


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
                       (in thousands, except unit data)

                                 March 31, 2002


Assets
   Cash and cash equivalents                                                 $   343
   Receivables and deposits                                                      114
   Restricted escrows                                                              5
   Other assets                                                                  632
   Investment properties:
      Land                                                    $ 1,189
      Buildings and related personal property                   17,938
                                                                19,127
      Less accumulated depreciation                            (13,736)        5,391
                                                                            $ 6,485

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 60
   Tenant security deposit liabilities                                           134
   Accrued property taxes                                                         86
   Other liabilities                                                             285
   Due to affiliates                                                             132
   Mortgage notes payable                                                     16,689

Partners' Deficit
   General partners                                            $ (54)
   Limited partners (15,000 units issued and
      outstanding)                                            (10,847)       (10,901)
                                                                            $ 6,485

         See Accompanying Notes to Consolidated Financial Statements


b)

                              SHELTER PROPERTIES I
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)


                                                          Three Months Ended
                                                               March 31,
                                                            2002       2001
Revenues:
   Rental income                                           $1,168     $1,214
   Other income                                                98         70
      Total revenues                                        1,266      1,284

Expenses:
   Operating                                                  446        466
   General and administrative                                  59         62
   Depreciation                                               172        160
   Interest                                                   311        240
   Property taxes                                              74         64
      Total expenses                                        1,062        992

Net income                                                 $ 204       $ 292

Net income allocated to general partners (1%)               $ 2         $ 3
Net income allocated to limited partners (99%)                202        289

                                                           $ 204       $ 292

Net income per limited partnership unit                    $13.47     $19.27

Distributions per limited partnership unit                  $ --      $60.00

         See Accompanying Notes to Consolidated Financial Statements


c)

                             SHELTER PROPERTIES I
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                       (in thousands, except unit data)


                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          15,000      $      2     $ 15,000   $ 15,002

Partners' deficit at
   December 31, 2001                    15,000      $    (56)    $(11,049)  $(11,105)

Net income for the three months
   ended March 31, 2002                     --             2          202        204

Partners' deficit at
   March 31, 2002                       15,000      $    (54)   $ (10,847)  $(10,901)

         See Accompanying Notes to Consolidated Financial Statements


d)

                              SHELTER PROPERTIES I
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                  2002        2001
Cash flows from operating activities:
   Net income                                                   $   204      $   292
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                                172          160
        Amortization of discounts and loan costs                      7            9
        Change in accounts:
            Receivables and deposits                                (31)         505
            Other assets                                            (80)         (43)
            Accounts payable                                        (34)         (53)
            Tenant security deposit liabilities                       1            7
            Accrued property taxes                                  (39)         (10)
            Other liabilities                                        48           50
            Due to affiliates                                        20           --

               Net cash provided by operating activities            268          917

Cash flows from investing activities:
   Property improvements and replacements                          (132)        (103)
   Net withdrawals from (deposit to) restricted escrows              16          (15)

               Net cash used in investing activities               (116)        (118)

Cash flows from financing activities:
   Payments on mortgage notes payable                              (100)         (26)
   Distributions to partners                                         --         (909)
   Advance from affiliate                                           100           --
   Payments on advance from affiliate                              (100)          --

               Net cash used in financing activities               (100)        (935)

Net increase (decrease) in cash and cash equivalents                 52         (136)
Cash and cash equivalents at beginning of period                    291          527

Cash and cash equivalents at end of period                      $   343      $   391

Supplemental disclosure of cash flow information:
   Cash paid for interest                                       $   304      $   189

         See Accompanying Notes to Consolidated Financial Statements


e)
                              SHELTER PROPERTIES I
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties I (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001.

Note B - Reconciliation of Cash Flows

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

                                                      For the Three Months Ended
                                                                March 31,
                                                              (in thousands)
                                                           2002            2001
Net cash provided by operating activities                 $ 268           $ 917
   Payments on mortgage notes payable                       (100)           (26)
   Property improvements and replacements                   (132)          (103)
   Change in restricted escrows, net                          16            (15)
   Changes in reserves for net operating
      liabilities                                            115           (456)
   Additional reserves                                        (4)          (103)

      Net cash from operations                            $ 163           $ 214

At March 31, 2002 and 2001, the Corporate General Partner reserved an additional $4,000 and $103,000, respectively to fund continuing capital improvements, repairs and operations at the Partnership's three investment properties.

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

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $65,000 and $63,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $44,000 and $48,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $5,000 and $9,000 for the three months ended March 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of certain additions to investment properties.

In accordance with the Partnership Agreement, an affiliate of the Corporate General Partner loaned the Partnership $100,000 to cover operating expenses at Quail Hollow Apartments. The entire balance was repaid during the three months ended March 31, 2002. Interest was charged at prime plus 2% and amounted to less than $1,000. There were no loans from the Corporate General Partner or associated interest expense during the three months ended March 31, 2001.

The Partnership Agreement provides for a commission to the Corporate General Partner upon the sale of the Partnership's investment properties. These commissions are payable when certain levels of return are received by the limited partners. As of March 31, 2002, the Partnership has accrued approximately $132,000 of such commissions which are included in due to affiliates.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the three months ended March 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $58,000 and $53,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 2002 and 2001:

                                                             Average
                                                            Occupancy
       Property                                        2002          2001

       Quail Hollow Apartments
          West Columbia, South Carolina                87%            96%

       Windsor Hills Apartments
          Blacksburg, Virginia                         97%            99%

       Stone Mountain West Apartments
          Stone Mountain, Georgia                      93%            93%

The Corporate General Partner attributes the decrease in occupancy at Quail Hollow Apartments to a fire which occurred in December 2001 rendering eight units uninhabitable. The Partnership does not expect to realize a loss from this event and reconstruction and insurance settlement are currently in progress. In addition, occupancy was negatively affected by tenants purchasing homes due to low interest rates.

Results of Operations

The Partnership recognized net income of approximately $204,000 for the three months ended March 31, 2002, compared to net income of approximately $292,000 for the three months ended March 31, 2001. The decrease in net income is due to a decrease in total revenues and an increase in total expenses. The decrease in total revenues is due to a decrease in rental income partially offset by an increase in other income. Rental income decreased due to decreases in occupancy at Quail Hollow and Windsor Hills Apartments partially offset by increases in average rental rates at Quail Hollow and Windsor Hills Apartments. Other income increased due to increases in utility reimbursements at all of the Partnership's investment properties offset by a decrease in interest income as a result of lower average cash balances being maintained in interest-bearing accounts.

Total expenses increased due to increases in depreciation and interest expenses, partially offset by a decrease in operating expenses. Depreciation expense increased due to property improvements and replacements placed in service during the preceding twelve months. The increase in interest expense was due to the refinancing of the mortgage notes payable encumbering Quail Hollow Apartments and Stone Mountain West Apartments in June and August 2001, respectively, which resulted in higher average debt balances. Operating expenses decreased due to decreases in maintenance expense at all of the investment properties partially offset by an increase in administrative expenses as a result of an increase in property tax services at Quail Hollow Apartments.

Included in general and administrative expense for the three months ended March 31, 2002 and 2001 are management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 2002, the Partnership had cash and cash equivalents of approximately $343,000 compared to approximately $391,000 at March 31, 2001. Cash and cash equivalents increased approximately $52,000 for the three months ended March 31, 2002 due to approximately $268,000 of cash provided by operating activities, partially offset by approximately $100,000 and $116,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership's properties, payments on an advance from an affiliate, partially offset by an advance from an affiliate. Cash used in investing activities consisted of property improvements and replacements slightly offset by net withdrawals from restricted escrows maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

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

Quail Hollow Apartments

During the three months ended March 31, 2002, the Partnership spent approximately $63,000 consisting primarily of floor covering replacements, plumbing upgrades and interior decoration. These improvements were funded from operating cash flow and replacement reserves. For 2002, the Partnership has budgeted approximately $79,000 for capital improvements at Quail Hollow Apartments consisting primarily of floor covering and appliance replacements and air conditioning upgrades. Additional improvements may be considered and depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Stone Mountain West Apartments

During the three months ended March 31, 2002, the Partnership spent approximately $38,000 consisting primarily of floor covering replacements, structural improvements and plumbing upgrades. These improvements were funded from operating cash flow. For 2002, the Partnership has budgeted approximately $53,000 for capital improvements at Stone Mountain West Apartments consisting primarily of floor covering and appliance replacements. Additional improvements may be considered and depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Windsor Hills Apartments

During the three months ended March 31, 2002, the Partnership spent approximately $31,000 consisting primarily of floor covering and appliance replacements, interior decoration, office computers and plumbing upgrades. These improvements were funded from operating cash flow. For 2002, the Partnership has budgeted approximately $162,000 for capital improvements at Windsor Hills Apartments consisting primarily of floor covering replacements and a water submetering project. Additional improvements may be considered and depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital improvements will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

In accordance with the Partnership Agreement, an affiliate of the Corporate General Partner loaned the Partnership $100,000 to cover property taxes at Quail Hollow Apartments. The entire balance was repaid during the three months ended March 31, 2002. Interest was charged at prime plus 2% and amounted to less than $1,000. There were no loans from the Corporate General Partner or associated interest expense during the three months ended March 31, 2001.

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

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $16,689,000 requires monthly principal and interest payments and matures between October 2018 and January 2021. The mortgage indebtedness at Quail Hollow and Stone Mountain West Apartments require balloon payments of approximately $1,284,000 and $992,000, respectively, at maturity. Windsor Hills Apartments mortgage is scheduled to be fully amortized at its maturity.

The Partnership distributed the following amounts during the three months ended March 31, 2002 and 2001 (in thousands, except per unit data):

                  Three Months     Per Limited      Three Months     Per Limited
                     Ended         Partnership         Ended         Partnership
                 March 31, 2002        Unit        March 31, 2001        Unit

Operations          $   --           $   --           $  909            $60.00

The Registrant's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance that the Registrant will generate sufficient funds from operations to permit distributions to its partners in 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,795 limited partnership units (the "Units") in the Partnership representing 78.63% of the outstanding Units. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 78.63% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

The Corporate General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b) Reports on Form 8-K filed during the quarter ended March 31, 2002:

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

                                 Date:   May 14, 2002