Form 10QSB
period 2002-06-30
SHELTER PROPERTIES I LTD PARTNERSHIP
filed 2002-08-14
CIK 316220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                    For the quarterly period ended June 30, 2002


[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934


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



                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS



                              SHELTER PROPERTIES I
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                  June 30, 2002



Assets
   Cash and cash equivalents                                                 $ 201
   Receivables and deposits                                                      117
   Restricted escrows                                                              5
   Other assets                                                                  599
   Investment properties:
      Land                                                    $ 1,189
      Buildings and related personal property                   18,440
                                                                19,629
      Less accumulated depreciation                            (13,902)        5,727
                                                                            $ 6,649

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 410
   Tenant security deposit liabilities                                           128
   Accrued property taxes                                                        109
   Other liabilities                                                             262
   Due to affiliates                                                             132
   Mortgage notes payable                                                     16,588

Partners' Deficit
   General partners                                            $ (69)
   Limited partners (15,000 units issued and
      outstanding)                                            (10,911)       (10,980)
                                                                            $ 6,649


            See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES I
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)




                                         Three Months Ended         Six Months Ended
                                              June 30,                  June 30,
                                         2002          2001         2002         2001
                                                    (restated)                (restated)
Revenues:
   Rental income                        $ 1,110       $ 1,195      $ 2,278      $ 2,409
   Other income                             109            72          207          142
       Total revenues                     1,219         1,267        2,485        2,551

Expenses:
   Operating                                530           506          976          972
   General and administrative                55            56          114          118
   Depreciation                             166           161          338          321
   Interest                                 309           273          620          513
   Property taxes                            75            69          149          133
       Total expenses                     1,135         1,065        2,197        2,057

   Net income                           $    84       $   202      $   288      $   494

Net income allocated
   to general partners (1%)             $     1       $     2      $     3      $     5
Net income allocated
   to limited partners (99%)                 83           200          285          489

                                        $    84       $   202      $   288      $   494

  Net income per limited
    partnership unit                    $  5.53       $ 13.33      $ 19.00      $ 32.60

  Distributions per limited
   partnership unit                     $  9.80       $ 31.47      $  9.80      $ 91.47


            See Accompanying Notes to Consolidated Financial Statements

                                SHELTER PROPERTIES I
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)





                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          15,000      $      2     $ 15,000   $ 15,002

Partners' deficit at
   December 31, 2001                    15,000      $    (56)    $(11,049)  $(11,105)

Distributions to partners                   --           (16)        (147)      (163)

Net income for the six months
   ended June 30, 2002                      --             3          285        288

Partners' deficit at
   June 30, 2002                        15,000        $ (69)     $(10,911)  $(10,980)

            See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES I
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                  Six Months Ended
                                                                        June 30,
                                                                  2002        2001
Cash flows from operating activities:
   Net income                                                   $   288      $   494
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                                338          321
        Amortization of discounts and loan costs                     14           18
        Loss on early extinguishment of debt                         --           31
        Change in accounts:
            Receivables and deposits                                (34)         313
            Other assets                                            (54)         (23)
            Accounts payable                                        (54)         (29)
            Tenant security deposit liabilities                      (5)          10
            Accrued property taxes                                  (16)           9
            Other liabilities                                        25          102
            Due to affiliates                                        20           --

               Net cash provided by operating activities            522        1,246

Cash flows from investing activities:
   Property improvements and replacements                          (264)        (154)
   Net withdrawals from (deposits to) restricted escrows             16           (3)

               Net cash used in investing activities               (248)        (157)

Cash flows from financing activities:
   Payments on mortgage notes payable                              (201)         (65)
   Distributions to partners                                       (163)      (1,385)
   Advance from affiliate                                           100           --
   Payments on advance from affiliate                              (100)          --
   Repayment of mortgage note payable                                --       (2,850)
   Proceeds from refinancing                                         --        5,225
   Loan costs paid                                                   --         (120)
               Net cash (used in) provided by financing
                  activities                                       (364)         805

Net (decrease) increase in cash and cash equivalents                (90)       1,894
Cash and cash equivalents at beginning of period                    291          527
Cash and cash equivalents at end of period                      $   201      $ 2,421

Supplemental disclosure of cash flow information:
   Cash paid for interest                                       $   606      $   440
Supplemental disclosure of non-cash activity:
   Loan costs included in due to affiliates                     $    --      $    52
   Property improvements and replacements included in
     accounts payable                                           $   370      $    --

            See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES I
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties I (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). The non-corporate general partner, AIMCO Properties, L.P. is also an affiliate of AIMCO. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001. The Corporate General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying statements of operations reflect the loss on early extinguishment of debt at Quail Hollow Apartments (see "Note D") in interest expense rather than as an extraordinary item.

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


                                                         For the Six Months Ended
                                                                 June 30,
                                                              (in thousands)
                                                           2002             2001
Net cash provided by operating activities                 $ 522            $ 1,246
   Payments on mortgage notes payable                       (201)              (65)
   Loss on early extinguishment of debt                       --                31
   Property improvements and replacements                   (264)             (154)
   Change in restricted escrows, net                          16                (3)
   Changes in reserves for net operating
      liabilities                                            118              (382)
   Additional reserves                                      (191)             (673)

      Net cash from operations                             $ --             $ --

At June 30, 2002 and 2001 the Corporate General Partner reserved an additional $191,000 and $673,000, respectively, to fund continuing capital improvements, repairs and operations at the Partnership's three investment properties.

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

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $127,000 for both the six months ended June 30, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $93,000 and $87,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately
$13,000 and $9,000 for the six months ended June 30, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

In accordance with the Partnership Agreement, an affiliate of the Corporate General Partner loaned the Partnership $100,000 to cover operating expenses at Quail Hollow Apartments. The entire balance was repaid during the six months ended June 30, 2002. Interest was charged at prime plus 2% and amounted to less than $1,000. There were no loans from the Corporate General Partner or associated interest expense during the six months ended June 30, 2001.

The Partnership Agreement provides for a commission to the Corporate General Partner upon the sale of the Partnership's investment properties. These commissions are payable when certain levels of return are received by the limited partners. As of June 30, 2002 these returns have not been met and the Partnership has accrued approximately $132,000 of such commissions which are included in due to affiliates.

The Partnership Agreement also provides for a commission to the Corporate General Partner for its role in the refinancing of any of the Partnership's investment properties. During the six months ended June 30, 2001 the Partnership accrued a commission of approximately $52,000 related to the refinancing of Quail Hollow Apartments (see "Note D"). The fee was capitalized and included in other assets.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the six months ended June 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $58,000 and $53,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Refinancing

On June 28, 2001, the Partnership refinanced the mortgage encumbering Quail Hollow Apartments. The refinancing replaced indebtedness of approximately $2,850,000 with a new mortgage in the amount of $5,225,000. The new mortgage carries a stated interest rate of 7.48%. Interest on the old mortgage was 7.33%. Principal and interest payments on the mortgage loan of approximately $42,000 are due monthly until the loan matures in October 2018 at which time a balloon payment of approximately $1,284,000 is due. Total capitalized loan costs were approximately $172,000 at June 30, 2001 of which approximately $52,000 was payable to an affiliate of the Corporate General Partner at June 30, 2001. The Partnership recognized a loss on the early extinguishment of debt of approximately $31,000 due to the write-off of unamortized loan costs.

Note E - Casualty

During December 2001, there was a fire at Quail Hollow Apartments that damaged eight apartment units. As of June 30, 2002, the Partnership estimated the damage to be approximately $600,000 for the reconstruction of the property but is unable to estimate the insurance proceeds ultimately to be received. Therefore, the Corporate General Partner is unable to determine the overall affect to the consolidated financial statements at this time. However, the Corporate General Partner does not anticipate a casualty loss.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as order by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 2002 and 2001:

                                                            Average
                                                           Occupancy
       Property                                        2002          2001

       Quail Hollow Apartments
          West Columbia, South Carolina (1)            88%            95%

       Windsor Hills Apartments
          Blacksburg, Virginia (2)                     94%            97%

       Stone Mountain West Apartments
          Stone Mountain, Georgia                      94%            94%

(1) The Corporate General Partner attributes the decrease in occupancy at Quail Hollow Apartments to a fire which occurred in December 2001 rendering eight units uninhabitable. The Partnership does not expect to realize a loss from this event and reconstruction and insurance settlement are currently in progress. In addition, occupancy was negatively affected by tenants purchasing homes due to low interest rates.

(2) The Corporate General Partner attributes the decrease in occupancy at Windsor Hills Apartments to a softening market in Blacksburg, Virginia due to state cutbacks at the local university and new apartment construction in the area.

Results of Operations

The Registrant's net income for the three and six months ended June 30, 2002 was approximately $84,000 and $288,000, respectively, as compared to approximately $202,000 and $494,000, respectively for the three and six months ended June 30, 2001. The decrease in net income for both periods is due to an increase in total expenses and a decrease in total revenues. Total expenses increased for the three and six months ended June 30, 2002 primarily due to an increase in interest expense partially offset by the recognition of a loss on early extinguishment of debt in 2001 (see "Liquidity and Capital Resources"). In addition, operating expenses increased for the three months ended June 30, 2002. Interest expense increased due to the refinancing of the mortgages encumbering Quail Hollow Apartments and Stone Mountain West Apartments in June and August 2001, respectively, which increased the debt balance at both properties. Operating expenses increased for the three months ended June 30, 2002 due to an increase in salaries and related benefits at Stone Mountain West and Windsor Hills Apartments and contract services at Stone Mountain West Apartments. Included in general and administrative expense for the six months ended June 30, 2002 and 2001 are management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Total revenues decreased due to a decrease in rental income partially offset by an increase in other income. Rental income decreased primarily due to a decrease in average occupancy at Quail Hollow Apartments and Windsor Hills Apartments, increased concessions at Quail Hollow and Stone Mountain West Apartments and increased bad debt expenses primarily at Stone Mountain West Apartments, partially offset by increased rental rates at Quail Hollow and Windsor Hills Apartments. Other income increased due to increases in late charges and utility reimbursements at all properties and an increase in lease cancellation fees at Stone Mountain West Apartments and Windsor Hills Apartments, partially offset by reduced interest income due to lower average cash balances in interest bearing accounts.

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

Liquidity and Capital Resources

At June 30, 2002, the Partnership had cash and cash equivalents of approximately $201,000 compared to approximately $2,421,000 at June 30, 2001. Cash and cash equivalents decreased approximately $90,000 since December 31, 2001 due to approximately $248,000 and $364,000 of cash used in investing and financing activities, respectively, partially offset by approximately $522,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements slightly offset by net withdrawals from restricted escrows maintained by the mortgage lender. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership's properties, payments on an advance from an affiliate and distributions to partners partially offset by an advance from an affiliate. The Partnership invests its working capital reserves in interest bearing accounts.

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

Quail Hollow Apartments

During the six months ended June 30, 2002, the Partnership completed approximately $467,000 of budgeted and unbudgeted capital improvements at Quail Hollow Apartments consisting primarily of repairs related to the December 2001 fire at the property, floor covering replacements, appliances, plumbing upgrades and interior decoration. These improvements will be funded from operating cash flow, insurance proceeds and replacement reserves. For 2002, the Partnership has budgeted approximately $99,000 for capital improvements at Quail Hollow Apartments consisting primarily of floor covering and appliance replacements and air conditioning upgrades. Additional improvements may be considered and depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Stone Mountain West Apartments

During the six months ended June 30, 2002, the Partnership completed approximately $50,000 of capital improvements at Stone Mountain West Apartments consisting primarily of floor covering replacements, structural improvements and plumbing upgrades. These improvements were funded from operating cash flow. For 2002, the Partnership has budgeted approximately $59,000 for capital improvements at Stone Mountain West Apartments consisting primarily of floor covering and appliance replacements. Additional improvements may be considered and depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Windsor Hills Apartments

During the six months ended June 30, 2002, the Partnership completed approximately $117,000 of capital improvements at Window Hills Apartments consisting primarily of floor covering and appliance replacements, interior decoration, office computers, water submetering, and air conditioning upgrades. These improvements were funded from operating cash flow. For 2002, the Partnership has budgeted approximately $171,000 for capital improvements at Windsor Hills Apartments consisting primarily of floor covering replacements and a water submetering project. Additional improvements may be considered and depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital improvements will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

In accordance with the Partnership Agreement, an affiliate of the Corporate General Partner loaned the Partnership $100,000 to cover operating expenses at Quail Hollow Apartments. The entire balance was repaid during the six months ended June 30, 2002. Interest was charged at prime plus 2% and amounted to less than $1,000. There were no loans from the Corporate General Partner or associated interest expense during the six months ended June 30, 2001.

On June 28, 2001, the Partnership refinanced the mortgage encumbering Quail Hollow Apartments. The refinancing replaced indebtedness of approximately $2,850,000 with a new mortgage in the amount of $5,225,000. The new mortgage carries a stated interest rate of 7.48%. The interest rate on the old mortgage was 7.33%. Principal and interest payments on the mortgage loan are due monthly. This loan requires a balloon payment of approximately $1,284,000 in October 2018. Total capitalized loan costs were approximately $172,000 at June 30, 2001 of which approximately $52,000 was payable to an affiliate of the Corporate General Partner at June 30, 2001. The Partnership recognized a loss on the early extinguishment of debt of approximately $31,000 due to the write-off of unamortized loan costs.

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

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $16,588,000 requires monthly principal and interest payments and matures between October 2018 and January 2021. The mortgage indebtedness at Quail Hollow and Stone Mountain West Apartments require balloon payments of approximately $1,284,000 and $992,000, respectively, at maturity. Windsor Hills Apartments mortgage is scheduled to be fully amortized at its maturity.

The Partnership distributed the following amounts during the six months ended June 30, 2002 and 2001 (in thousands, except per unit data):


                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2002         Unit        June 30, 2001         Unit

Operations             $  163           $ 9.80           $1,327            $87.60
Refinancing (1)            --               --               58              3.87
                       $  163           $ 9.80           $1,385            $91.47

(1) Remaining proceeds from Windsor Hills Apartments refinance in December 2000.

The Registrant's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance that the Registrant will generate sufficient funds from operations to permit further distributions to its partners in 2002 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 11,795 limited partnership units (the "Units") in the Partnership representing 78.63% of the outstanding Units at June 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 78.63% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owed fiduciary duties to AIMCO as its sole Stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnerships and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as it sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as order by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

The Corporate General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

     3 Amended and Restated Certificate and Agreement of Limited Partnership (Exhibit A to the Prospectus included in Registrant's Amendment No. 1 to Registration Statement, filed July 3, 1980 (File No. 2-67384), is incorporated herein by reference).

     99   Certification of Chief Executive Officer and Chief Financial Officer

            b) Reports on Form 8-K filed during the quarter ended June 30, 2002:

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



                              SHELTER PROPERTIES I

                                 By:     Shelter Realty I Corporation
                                         Corporate General Partner

                                 By:     /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President and Director

                                 By:     /s/Thomas C. Novosel
                                         Thomas C. Novosel
                                         Senior Vice President
                                         and Chief Accounting Officer

                              Date: August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties I Limited Partnership (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002


      This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.