Form 10QSB
period 2002-09-30
SHELTER PROPERTIES I LTD PARTNERSHIP
filed 2002-11-14
CIK 316220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 2002


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
                        (in thousands, except unit data)

                               September 30, 2002



Assets
   Cash and cash equivalents                                                 $ 222
   Receivables and deposits                                                      108
   Restricted escrows                                                              5
   Other assets                                                                  567
   Investment properties:
      Land                                                    $ 1,189
      Buildings and related personal property                   18,313
                                                                19,502
      Less accumulated depreciation                            (13,886)        5,616
                                                                            $ 6,518

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 42
   Tenant security deposit liabilities                                           122
   Accrued property taxes                                                        138
   Other liabilities                                                             304
   Due to affiliates                                                             132
   Mortgage notes payable                                                     16,484

Partners' Deficit
   General partners                                            $ (80)
   Limited partners (15,000 units issued and
      outstanding)                                            (10,624)       (10,704)
                                                                            $ 6,518

                See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES I
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)




                                     Three Months Ended         Nine Months Ended
                                       September 30,              September 30,
                                     2002         2001          2002         2001
                                               (Restated)                 (Restated)
Revenues:
   Rental income                    $ 1,116      $ 1,129       $ 3,394      $ 3,538
   Other income                         128           74           335          216
   Casualty gain (Note E)               352           --           352           --
       Total revenues                 1,596        1,203         4,081        3,754

Expenses:
   Operating                            566          611         1,542        1,583
   General and administrative            58           61           172          179
   Depreciation                         165          154           503          475
   Interest                             307          326           927          839
   Property taxes                        74           59           223          192
       Total expenses                 1,170        1,211         3,367        3,268

   Net income (loss)                $   426      $    (8)      $   714      $   486

Net income allocated to
   general partners (1%)            $     4      $    --       $     7      $     5
Net income (loss) allocated
   to limited partners (99%)            422           (8)          707          481

   Net income (loss)                $   426      $    (8)      $   714      $   486

Net income (loss) per
 limited partnership unit           $ 28.13      $  (.53)      $ 47.13      $ 32.07
Distribution per limited
  partnership                       $  9.00      $239.33       $ 18.80      $330.80


                See Accompanying Notes to Consolidated Financial Statements

                                    SHELTER PROPERTIES I
                   CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                      (in thousands, except per unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          15,000      $      2     $ 15,000   $ 15,002

Partners' deficit at
   December 31, 2001                    15,000      $    (56)    $(11,049)  $(11,105)

Distributions to partners                   --           (31)        (282)      (313)

Net income for the nine months
   ended September 30, 2002                 --             7          707        714

Partners' deficit at
   September 30, 2002                   15,000        $ (80)     $(10,624)  $(10,704)


                See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES I
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                    2002          2001
Cash flows from operating activities:
   Net income                                                   $   714      $   486
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                                503          475
        Amortization of discounts and loan costs                     22           25
        Casualty gain                                              (352)          --
        Loss on early extinguishment of debt                         --           63
        Change in accounts:
            Receivables and deposits                                (25)         417
            Other assets                                            (30)         (12)
            Accounts payable                                        (52)         (53)
            Tenant security deposit liabilities                     (11)           7
            Accrued property taxes                                   13           33
            Other liabilities                                        67          167
            Due to affiliates                                        20           --

               Net cash provided by operating activities            869        1,608

Cash flows from investing activities:
   Property improvements and replacements                          (792)        (453)
   Insurance proceeds received                                      456           --
   Net withdrawals from restricted escrows                           16           13

               Net cash used in investing activities               (320)        (440)

Cash flows from financing activities:
   Payments on mortgage notes payable                              (305)        (123)
   Distributions to partners                                       (313)      (4,975)
   Advance from affiliate                                           100           87
   Payments on advance from affiliate                              (100)         (87)
   Repayment of mortgage note payable                                --       (5,850)
   Proceeds from refinancing                                         --       10,170
   Loan costs paid                                                   --         (385)
               Net cash used in financing activities               (618)      (1,163)

Net (decrease) increase in cash and cash equivalents                (69)           5
Cash and cash equivalents at beginning of period                    291          527
Cash and cash equivalents at end of period                      $   222      $   532

Supplemental disclosure of cash flow information:
   Cash paid for interest                                       $   906      $   684


                See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES I
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties I (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). The non-corporate general partner, AIMCO Properties, L.P. is also an affiliate of AIMCO. The Corporate General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001.

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying statements of operations reflect the loss on early extinguishment of debt at Quail Hollow and Stone Mountain West Apartments (see "Note D") in interest expense rather than as an extraordinary item.

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


                                                        For the Nine Months Ended
                                                              September 30,
                                                              (in thousands)
                                                           2002             2001
Net cash provided by operating activities                 $ 869            $ 1,608
   Payments on mortgage notes payable                       (305)             (123)
   Loss on early extinguishment of debt                       --                63
   Property improvements and replacements                   (792)             (453)
   Change in restricted escrows, net                          16                13
   Changes in reserves for net operating
      liabilities                                             18              (559)
   Release of (additions to) operating reserves              194              (143)

      Net cash from operations                             $ --             $ 406

At September 30, 2002 the Corporate General Partner released previously reserved funds of approximately $194,000. During the nine months ended September 30, 2001 the Corporate General Partner reserved approximately $143,000 to fund continuing capital improvements, repairs and operations at the Partnership's three investment properties.

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

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $188,000 and $186,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $189,000 and $341,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $70,000 and $224,000 for the nine months ended September 30, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

In accordance with the Partnership Agreement, an affiliate of the Corporate General Partner loaned the Partnership $100,000 to cover operating expenses at Quail Hollow Apartments. The entire balance was repaid during the nine months ended September 30, 2002. Interest was charged at prime plus 2% and amounted to less than $1,000. During the nine months ended September 30, 2001, an affiliate of the Corporate General Partner loaned the Partnership $87,000 to cover operating expenses at Windsor Hills Apartments. The entire balance was repaid during the nine months ended September 30, 2001. Interest was charged at the prime rate plus 2% and amounted to less than $1,000.

The Partnership Agreement provides for a commission to the Corporate General Partner upon the sale of the Partnership's investment properties. These commissions are payable when certain levels of return are received by the limited partners. As of September 30, 2002 these returns have not been met and the Partnership has accrued approximately $132,000 of such commissions which are included in due to affiliates.

The Partnership Agreement also provides for a commission to the Corporate General Partner for its role in the refinancing of any of the Partnership's investment properties. During the nine months ended September 30, 2001 the Partnership paid a commission of approximately $102,000 related to the refinancing of Quail Hollow Apartments and Stone Mountain West Apartments (see "Note D"). The fee was capitalized and included in other assets.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the nine months ended September 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $58,000 and $53,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Refinancings

On June 28, 2001, the Partnership refinanced the mortgage encumbering Quail Hollow Apartments. The refinancing replaced indebtedness of approximately $2,850,000 with a new mortgage in the amount of $5,225,000. The new mortgage carries a stated interest rate of 7.48%. The interest rate on the old mortgage was 7.33%. Principal and interest payments on the mortgage loan of approximately $42,000 are due monthly until the loan matures in October 2018 at which time a balloon payment of approximately $1,284,000 is due. Total capitalized loan costs were approximately $191,000 at September 30, 2001. The Partnership recognized a loss on the early extinguishment of debt of approximately $31,000 due to the write-off of unamortized loan costs, which is included in interest expense at September 30, 2001.

On August 31, 2001, the Partnership refinanced the mortgage encumbering Stone Mountain West Apartments. The refinancing replaced indebtedness of approximately $3,000,000 with a new mortgage in the amount of $4,945,000. The new mortgage carries a stated interest rate of 7.06%. The interest rate on the old mortgage was 7.33%. Principal and interest payments on the mortgage loan of approximately $39,000 are due monthly until the loan matures in June 2019 at which time a balloon payment of approximately $992,000 is due. Total capitalized loan costs were approximately $194,000 at September 30, 2001. The Partnership recognized loss on the early extinguishment of debt of approximately $32,000 due to the write-off of unamortized loan costs which is included in interest expense at September 30, 2001.

Note E - Casualty

During December 2001, there was a fire at Quail Hollow Apartments that damaged eight apartment units. During the nine months ended September 30, 2002, a net casualty gain of $352,000 was recorded as the result of insurance proceeds received of approximately $456,000 less the net book value of the damaged assets of approximately $104,000.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as order by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

Item 2.     Management's Discussion and Analysis or Plan of Operation

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 2002 and 2001:

                                                            Average
                                                           Occupancy
       Property                                        2002          2001

       Quail Hollow Apartments
          West Columbia, South Carolina (1)            90%            94%

       Windsor Hills Apartments
          Blacksburg, Virginia                         91%            93%

       Stone Mountain West Apartments
          Stone Mountain, Georgia                      94%            94%

(1) The Corporate General Partner attributes the decrease in occupancy at Quail Hollow Apartments to a fire which occurred in December 2001 rendering eight units uninhabitable. The Partnership finished reconstruction in August 2002. In addition, occupancy was negatively affected by tenants purchasing homes due to low interest rates.

Results of Operations

The Registrant's net income for the three and nine months ended September 30, 2002 was approximately $426,000 and $714,000, respectively, as compared to a net loss of approximately $8,000 and net income of approximately $486,000, respectively for the three and nine months ended September 30, 2001. The increase in net income for the nine months ended September 30, 2002 is due to an increase in total revenues partially offset by an increase in total expenses. The increase in net income for the three months ended September 30, 2002 is due to an increase in total revenues and a decrease in total expenses. Total revenues increased for both periods due to an increase in other income and a casualty gain recorded at Quail Hollow Apartments, partially offset by a decrease in rental income. During December 2001, there was a fire at Quail Hollow Apartments that damaged eight apartments units. During the nine months ended September 30, 2002 a net casualty gain of $352,000 as recorded as the result of insurance proceeds received of approximately $456,000 less the net book value of the damaged assets of approximately $104,000. Other income increased due to increases in late charges and utility reimbursements at all the Partnership's properties and an increase in lease cancellation fees at Stone Mountain West Apartments, partially offset by reduced interest income due to lower average cash balances in interest bearing accounts. Rental income decreased primarily due to a decrease in the average occupancy at Quail Hollow and Windsor Hills Apartments and increased bad debt expenses primarily at Stone Mountain West Apartments, partially offset by increased rental rates at Quail Hollow and Windsor Hills Apartments.

Total  expenses  increased  for the nine  months  ended  September  30, 2002 due primarily to increased depreciation, interest and property tax expenses partially offset by reduced operating expenses. Total expenses decreased for the three months ended September 30, 2002 due primarily to reduced operating and interest expenses partially offset by increased depreciation and property tax expenses. Depreciation expense increased for both periods due to capital improvements completed during the past twelve months that are now being depreciated. Property tax expense increased for both periods due to an increase in property taxes at Quail Hollow Apartments in the fourth quarter of 2001, due to an increase in the assessed value of the property. Operating expenses decreased for both periods due to decreased property expenses partially offset by increased insurance expense. Property expenses decreased due to reduced utility expenses at Stone Mountain West Apartments, partially offset by increased payroll and related benefit expenses at Stone Mountain West Apartments and increased utility expenses at Quail Hollow Apartments. Insurance expense increased due to increased hazard insurance premiums primarily at Windsor Hills Apartments.

Interest expense increased for the nine months ended September 30, 2002 due to the refinancing of the mortgages encumbering Quail Hollow and Stone Mountain West Apartments in June and August 2001, respectively, which increased the debt balance at both properties. This increase was partially offset by the loss on early extinguishment of debt related to these refinancings. Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standard ("SFAS") No. 145, "Rescission of FASB Statements No. 4,44, and 64". Interest expense decreased for the three months ended September 30, 2002 due to the loss on early extinguishment of debt incurred at Stone Mountain West Apartments during 2001, partially offset by the increase in interest expense at Stone Mountain West Apartments during 2002 due to the refinancing of its mortgage in August 2001 as discussed above.

General and administrative expenses remained relatively constant for both periods. Included in general and administrative expenses for the nine months ended September 30, 2002 and 2001 are management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. Also included are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At September 30, 2002, the Partnership had cash and cash equivalents of approximately $222,000 compared to approximately $532,000 at September 30, 2001. Cash and cash equivalents decreased approximately $69,000 since December 31, 2001 due to approximately $618,000 and $320,000 of cash used in financing and investing activities, respectively, partially offset by approximately $869,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership's properties, payments on an advance from an affiliate and distributions to partners partially offset by an advance from an affiliate. Cash used in investing activities consisted of property improvements and replacements partially offset by insurance proceeds received for the casualty at Quail Hollow Apartments and net withdrawals from restricted escrows maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, local, legal, and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Registrant's properties are detailed below.

Quail Hollow Apartments

During the nine months ended September 30, 2002, the Partnership completed approximately $525,000 of budgeted and unbudgeted capital improvements at Quail Hollow Apartments consisting primarily of reconstruction related to the December 2001 fire at the property, floor covering replacements, appliances, plumbing upgrades and interior decoration. These improvements were funded from operating cash flow, insurance proceeds and replacement reserves. For 2002, the Partnership has budgeted approximately $151,000 for capital improvements at Quail Hollow Apartments consisting primarily of floor covering and appliance replacements and air conditioning upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Stone Mountain West Apartments

During the nine months ended September 30, 2002, the Partnership completed approximately $67,000 of capital improvements at Stone Mountain West Apartments consisting primarily of floor covering replacements, structural improvements and plumbing upgrades. These improvements were funded from operating cash flow. For 2002, the Partnership has budgeted approximately $68,000 for capital improvements at Stone Mountain West Apartments consisting primarily of floor covering and appliance replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Windsor Hills Apartments

During the nine months ended September 30, 2002, the Partnership completed approximately $200,000 of budgeted and unbudgeted capital improvements at Windsor Hills Apartments consisting primarily of floor covering and appliance replacements, interior decoration, water submetering, parking area improvements, and air conditioning upgrades. These improvements were funded from operating cash flow. For 2002, the Partnership has budgeted approximately $181,000 for capital improvements at Windsor Hills Apartments consisting primarily of floor covering replacements and a water submetering project. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital improvements will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

In accordance with the Partnership Agreement, an affiliate of the Corporate General Partner loaned the Partnership $100,000 during the nine months ended September 30, 2002 to cover operating expenses at Quail Hollow Apartments. The entire balance was repaid during the nine months ended September 30, 2002. Interest was charged at prime plus 2% and amounted to less than $1,000.

During the nine months ended September 30, 2001, an affiliate of the Corporate General Partner loaned the Partnership $87,000 to cover operating expenses at Windsor Hills Apartments. The entire balance was repaid during the nine months ended September 30, 2001. Interest was charged at the prime rate plus 2% and amounted to less than $1,000.

On June 28, 2001, the Partnership refinanced the mortgage encumbering Quail Hollow Apartments. The refinancing replaced indebtedness of approximately $2,850,000 with a new mortgage in the amount of $5,225,000. The new mortgage carries a stated interest rate of 7.48%. The interest rate on the old mortgage was 7.33%. Principal and interest payments on the mortgage loan are due monthly. This loan requires a balloon payment of approximately $1,284,000 in October 2018. Total capitalized loan costs were approximately $191,000 at September 30, 2001. The Partnership recognized a loss on the early extinguishment of debt of approximately $31,000 due to the write-off of unamortized loan costs which is included in interest expense.

On August 31, 2001, the Partnership refinanced the mortgage encumbering Stone Mountain West Apartments. The refinancing replaced indebtedness of approximately $3,000,000 with a new mortgage in the amount of $4,945,000. The new mortgage carries a stated interest rate of 7.06%. The interest rate on the old mortgage was 7.33%. Principal and interest payments on the mortgage loan are due monthly. This loan requires a balloon payment of approximately $992,000 in June 2019. Total capitalized loan costs were approximately $194,000 at September 30, 2001. The Partnership recognized a loss on the early extinguishment of debt of approximately $32,000 due to the write-off of unamortized loan costs which is included in interest expense.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $16,484,000 requires monthly principal and interest payments and matures between October 2018 and January 2021. The mortgage indebtedness at Quail Hollow and Stone Mountain West Apartments require balloon payments of approximately $1,284,000 and $992,000, respectively, at maturity. Windsor Hills Apartments mortgage is scheduled to be fully amortized at its maturity in January 2021.

The Partnership distributed the following amounts during the nine months ended September 30, 2002 and 2001 (in thousands, except per unit data):


                     Nine Months                       Nine Months
                        Ended         Per Limited         Ended         Per Limited
                    September 30,     Partnership     September 30,     Partnership
                         2002             Unit             2001             Unit

Operations             $  313           $18.80           $1,327            $ 87.60
Refinancing (1)            --               --            3,648             243.20
                       $  313           $18.80           $4,975            $330.80

(1) Remaining proceeds from Windsor Hills Apartments refinancing in December 2000 and refinance proceeds from the 2001 refinancing of Quail Hollow and Stone Mountain West Apartments.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 11,928.5 limited partnership units (the "Units") in the Partnership representing 79.52% of the outstanding Units at September 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 79.52% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as it sole stockholder.

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

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as order by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.


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

                  99 Certification of Chief Executive Officer and Chief Financial Officer

            b) Reports on Form 8-K filed during the quarter ended  September 30,
                2002:

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



                                 SHELTER PROPERTIES I

                                 By:     Shelter Realty I Corporation
                                         Corporate General Partner

                                 By:     /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President and Director

                                 By:     /s/Thomas C. Novosel
                                         Thomas C. Novosel
                                         Senior Vice President
                                         and Chief Accounting Officer

                                 Date:   November 13, 2002

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Shelter Properties I;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    _______________________
                                    Patrick J. Foye
                                    Executive Vice President of Shelter Realty I
                                    Corporation,   equivalent   of   the   chief
                                    executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Shelter Properties I;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    _______________________
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer of Shelter Realty I Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties I Limited Partnership (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    __________________
                              Name: Patrick J. Foye
                             Date:  November 13, 2002


                                   __________________
                             Name: Paul J. McAuliffe
                             Date: November 13, 2002

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.