Form 10QSB/A
period 2002-09-30
SHELTER PROPERTIES I LTD PARTNERSHIP
filed 2003-01-09
CIK 316220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A

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


The issuer recently discovered that it had inadvertently omitted conformed signatures on certain certifications included in its 10-QSB filing made November 14, 2002. Original signatures were complete and on file with the issuer at the time the 10-QSB filing was made in November; however, due to a clerical error, conformed signatures were not included in the electronic filing. This amendment is being filed solely to correct this inadvertent clerical error.

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

                                 Date:   January 9, 2003

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


Date:  November 13, 2002

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive Vice President of Shelter Realty I
                                    Corporation,   equivalent   of   the   chief
                                    executive officer of the Partnership

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


Date:  November 13, 2002

                                    /s/Paul J. McAuliffe
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer  of  Shelter  Realty I  Corporation,
                                    equivalent of the chief financial officer of
                                    the Partnership

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


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 13, 2002


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 13, 2002

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.