Form 10KSB
period 2002-12-31
SHELTER PROPERTIES I LTD PARTNERSHIP
filed 2003-03-31
CIK 316220

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
        1934

                   For the fiscal year ended December 31, 2002

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

State issuer's revenues for its most recent fiscal year.  $3,947,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.


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

                                     PART I

Item 1.  Description of Business

Shelter Properties I (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on April 7, 1980. The general partner responsible for management of the Partnership's business is Shelter Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO") a publicly traded real estate investment trust. The other general partner is AIMCO Properties, L.P., an affiliate of the Corporate General Partner and AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2019 unless terminated prior to such date.

The Registrant is engaged in the business of operating and holding real estate properties for investment. In 1980, during its acquisition phase, the Registrant acquired seven existing apartment properties. The Registrant continues to own and operate two of these properties (see "Item 2. Description of Properties").

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

The Registrant has no employees. Management and administrative services are performed by the Corporate General Partner and by agents retained by the Corporate General Partner. These services were provided by an affiliate of the Corporate General Partner for the years ended December 31, 2002 and 2001.

The Partnership receives income from its properties and is responsible for operating expenses, capital improvements and debt service payments under mortgage obligations secured by the properties. The Partnership financed its properties primarily through non-recourse debt. Therefore, in the event of default, the lender can generally look only to the subject property for recovery of amounts due.

Risk Factors

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Corporate General Partner believes that the Partnership's properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

Insurance coverage is becoming more expensive and difficult to obtain. The current insurance market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have resulted in significant increases in insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Continued deterioration in insurance market place conditions may have a negative effect on the Partnership's operating results.

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


                                Gross
                              Carrying      Accumulated                       Federal
Properties                      Value      Depreciation     Rate   Method    Tax Basis
                                   (in thousands)                          (in thousands)

Quail Hollow Apartments       $ 6,990         $ 4,443       5-34     S/L       $2,408

Windsor Hills Apartments        7,673           5,562       5-30     S/L        2,334

          Totals              $14,663         $10,005                          $4,742

See "Note A" to the financial statements included in "Item 7" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                         Principal                                         Principal
                        Balance At      Stated                              Balance
                       December 31,    Interest     Period     Maturity     Due At
Properties                 2002          Rate      Amortized     Date    Maturity (1)
                      (in thousands)                                    (in thousands)

Quail Hollow              $ 5,056       7.48%     17.25 years  10/01/18     $ 1,284

Windsor Hills               6,526       7.22%      20 years    01/01/21          --

                          $11,582                                           $ 1,284

(1) See "Item 7. Financial Statements - Note B" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2002 and 2001 for each property are as follows:

                                    Average Annual               Average Annual
                                     Rental Rates                  Occupancy
                                      (per unit)
 Properties                      2002             2001          2002        2001

 Quail Hollow                   $ 7,278         $ 7,281         90%          94%

 Windsor Hills                    7,162           6,959         91%          94%


The Corporate General Partner attributes the decrease in occupancy at Quail Hollow to lower mortgage interest rates resulting in more home purchases and less rentals and the fire in December 2001 that damaged eight apartment units (see "Item 7. Financial Statements - Note G").

The Corporate General Partner attributes the decrease in occupancy at Windsor Hills to changing market conditions and increased competition from other apartment complexes in the Blacksburg, VA area.

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

Real Estate Taxes and Rates:

Real estate taxes and rates in 2002 for each property were as follows:

                                                2002            2002
                                                Taxes           Rate
                                           (in thousands)

       Quail Hollow                             $ 118          28.06%
       Windsor Hills                              105           1.02%

Capital Improvements:

Quail Hollow Apartments

During the year ended December 31, 2002, the Partnership spent approximately $917,000 on capital improvements consisting primarily of reconstruction related to a December 2001 fire at the property, floor covering replacements, appliances, plumbing upgrades and interior decoration. These improvements were funded from operating cash flow, insurance proceeds and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $65,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Stone Mountain West Apartments

During the year ended December 31, 2002, the Partnership spent approximately $88,000 on capital improvements consisting primarily of floor covering replacements and plumbing upgrades. These improvements were funded from operating cash flow. The property was sold December 27, 2002.

Windsor Hills Apartments

During the year ended December 31, 2002,  the  Partnership  spent  approximately
$223,000 consisting primarily of floor covering and appliance replacements, interior decoration, water sub-metering, parking area improvements, and air conditioning upgrades. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget $90,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The capital improvements planned for 2003 at the Partnership properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Corporate General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Corporate General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in April, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2002, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 15,000 limited partnership units (the "Units") aggregating $15,000,000 including 100 units which were purchased by the Corporate General Partner. The Partnership currently has 339 holders of record owning an aggregate of 15,000 Units. Affiliates of the Corporate General Partner owned 11,938.5 units or approximately 79.59% at December 31, 2002. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2002 and 2001. (See "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details).

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit

       01/01/01 - 12/31/01             $5,554,000 (1)        $369.27
       01/01/02 - 12/31/02                313,000 (2)          18.80
       01/01/03 - 01/31/03             $1,357,000 (3)          90.47

(1)   Distributions   were  made  from  cash  from   operations   (approximately
      $1,552,000),   and   cash   from   refinancing   proceeds   (approximately
      $4,002,000).

(2)   Distributions were made from cash from operations.

(3)   Distribution  was  made  from  sale  proceeds  from  Stone  Mountain  West
      Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2003 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interests, in the Partnership, AIMCO and its affiliates owned 11,938.5 limited partnership units in the Partnership representing 79.59% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 79.59% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Registrant's net income for the year ended December 31, 2002 was approximately $6,254,000 compared to approximately $552,000 for the year ended December 31, 2001. The increase in net income for the year ended December 31, 2002 is primarily due to a gain on the sale of Stone Mountain West Apartments.

On December 27, 2002 the Partnership sold Stone Mountain West Apartments to an unaffiliated third party for net sales proceeds of approximately $6,927,000 after payment of closing costs. The Partnership realized a gain of approximately $5,531,000 on the sale. The Partnership used approximately $4,798,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $182,000 as a result of unamortized loan costs being written off and is included in loss from discontinued operations.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way the public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2001 to reflect the operations of Stone Mountain West Apartments as income from discontinued operations.

Income from continuing operations was approximately $903,000 for the year ended December 31, 2002, compared to approximately $526,000 for the year ended
December 31, 2001. The increase in income from continuing operations was primarily due to an increase in total revenues and a slight decrease in total expenses. Total revenues increased primarily due to a casualty gain recorded at Quail Hollow Apartments in 2002 partially offset by a decrease in rental income. Rental income decreased due to decreases in occupancy at both of the
Partnership's properties and increased bad debt expense at Quail Hollow Apartments, partially offset by increased average rental rates at Windsor Hills Apartments.

During December 2001, there was a fire at Quail Hollow Apartments that damaged eight apartment units. During the year ended December 31, 2002, a net casualty gain of approximately $352,000 was recorded as the result of insurance proceeds received of approximately $456,000 less the net book value of the damaged assets of approximately $104,000.

Total expenses decreased primarily due to decreases in operating and general and administrative expenses, partially offset by increases in depreciation and interest expenses. Property tax expense remained relatively constant for the comparable periods. Operating expenses decreased due to decreases in maintenance expenses and management fees, partially offset by increased insurance expenses. Maintenance expenses decreased due to reduced interior building repairs and payroll and related benefit costs, partially offset by increased contract labor expenses. Also contributing to the decrease in maintenance expenses is an increase in the capitalization of certain direct and indirect project costs, primarily payroll related costs, at all of the properties (see "Item 7.
Financial Statements, Note A - Organization and Significant Accounting Policies.") Management fees decreased at all properties due to lower revenues. Insurance expenses increased due to increases in hazard insurance at Quail Hollow and Windsor Hills. Depreciation expense increased due to capital improvements completed during the past twelve months that are now being depreciated. Interest expense increased due to the refinancing of the mortgage encumbering Quail Hollow Apartments in June of 2001 which increased the debt balance. (See "Liquidity and Capital Resources" for further discussion).

General and administrative expenses decreased for the year ended December 31, 2002 due to a decrease in the cost of services included in the management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement and reduced professional fees. In addition to the management reimbursements, costs associated with the annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At December 31, 2002, the Partnership had cash and cash equivalents of approximately $2,107,000 compared to approximately $291,000 at December 31, 2001, an increase of approximately $1,816,000. The increase in cash and cash equivalents is due to approximately $6,475,000 and $861,000 of cash provided by investing and operating activities, respectively, partially offset by approximately $5,520,000 of cash used in financing activities. Cash provided by investing activities consisted primarily of proceeds from the sale of Stone Mountain West Apartments, net withdrawals from restricted escrows maintained by the mortgage lender, and insurance proceeds received for the casualty at Quail Hollow Apartments partially offset by property improvements and replacements. Cash used in financing activities consisted of repayment of the mortgage note encumbering Stone Mountain West Apartments, distributions to partners, payments on an advance from an affiliate and principal payments on the mortgages encumbering the Partnership's properties slightly offset by an advance from an affiliate. The Registrant invests its working capital reserves in interest-bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties and expects to budget approximately $155,000. Additional improvements may be considered and will depend on the physical condition of each property as well as replacement reserves and anticipated cash flow generated by each property. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

On June 28, 2001, the Partnership refinanced the mortgage encumbering Quail Hollow Apartments. The refinancing replaced indebtedness of approximately $2,850,000 with a new mortgage in the amount of $5,225,000. The new mortgage carries a stated interest rate of 7.48%. The interest rate on the old mortgage was 7.33%. Principal and interest payments on the mortgage loan are due monthly. This loan requires a balloon payment of approximately $1,284,000 in October 2018. Total capitalized loan costs were approximately $194,000, of which approximately $52,000 was paid to the Corporate General Partner in accordance with the Partnership Agreement. The Partnership recognized a loss on the early extinguishment of debt of approximately $31,000 due to the write-off of unamortized loan costs which is included in interest expense in 2001.

On August 31, 2001, the Partnership refinanced the mortgage encumbering Stone Mountain West Apartments. The refinancing replaced indebtedness of approximately $3,000,000 with a new mortgage in the amount of $4,945,000. The new mortgage carries a stated interest rate of 7.06%. The interest rate on the old mortgage was 7.33%. Principal and interest payments on the mortgage loan were due monthly. Total capitalized loan costs were approximately $194,000, of which approximately $50,000 was paid to the Corporate General Partner in accordance with the Partnership Agreement. The Partnership recognized a loss on the early extinguishment of debt of approximately $32,000 due to the write-off of unamortized loan costs which is included in income from discontinued operations in 2001.

Effective April 1, 2002, the Partnership adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishments of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying consolidated statements of operations for 2001 have been restated to reflect the loss on early extinguishment of debt at Stone Mountain West Apartments in discontinued operations, due to the sale of the property in 2002, and the loss on early extinguishment of debt at Quail Run Apartments in interest expense rather than as an extraordinary item.

In accordance with the Partnership Agreement, an affiliate of the Corporate General Partner loaned the Partnership $100,000 during the year ended December 31, 2002 to cover operating expenses at Quail Hollow Apartments. The entire balance was repaid during the year ended December 31, 2002. Interest was charged at prime plus 2% and amounted to less than $1,000. An affiliate of the Corporate General Partner loaned the Partnership $87,000 to cover operating expenses at Windsor Hills Apartments during the year ended December 31, 2001. The entire balance was repaid during the year ended December 31, 2001. Interest was charged at the prime rate plus 2% and amounted to less than $1,000.

The Registrant's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $11,582,000 requires monthly principal and interest payments and matures between October 2018 and January 2021. The mortgage indebtedness at Quail Hollow Apartments requires a balloon payment of approximately $1,284,000 at maturity. Windsor Hills Apartments mortgage is scheduled to be fully amortized at its maturity. The Corporate General Partner will attempt to refinance the indebtedness at Quail Hollow Apartments and/or sell the property prior to its maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing the property through foreclosure.

The Partnership distributed the following amounts during the year ended December 31, 2002 and 2001 (in thousands, except per unit data):


                     For the year                      For the year
                        Ended         Per Limited         Ended         Per Limited
                     December 31,     Partnership      December 31,     Partnership
                         2002             Unit             2001             Unit

Operations              $  313           $18.80           $1,552           $102.47
Refinancing (1)             --               --            4,002            266.80
                        $  313           $18.80           $5,554           $369.27

(1) Remaining proceeds from Windsor Hills Apartments refinancing in December 2000 and refinancing proceeds from the 2001 refinancing of Quail Hollow and Stone Mountain West Apartments.

Subsequent to December 31, 2002 the Partnership declared and paid a distribution of approximately $1,357,000 to the limited partners or $90.47 per limited partnership unit from the sale proceeds of Stone Mountain West Apartments. At the time of this distribution the Partnership also paid the Corporate General Partner approximately $38,000 of the accrued disposition fees due them as the limited partners have received their required returns per the Partnership Agreement.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations to permit distributions to its partners in 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 11,938.5 limited partnership units (the "Units") in the Partnership representing 79.59% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 79.59% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements". The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

Item 7.     Financial Statements


SHELTER PROPERTIES I

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2002

      Consolidated Statements of Operations - Years ended December 31, 2002 and
         2001

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2002 and 2001

      Consolidated Statements of Cash Flows - Years ended December 31, 2002 and
         2001

      Notes to Consolidated Financial Statements

                     Report of Ernst & Young LLP, Independent Auditors



The Partners
Shelter Properties I


We have audited the accompanying consolidated balance sheet of Shelter Properties I as of December 31, 2002, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties I at December 31, 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note A to the consolidated financial statements, in 2002 the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64." As a result, the accompanying consolidated financial statements for 2001, referred to above, have been restated to conform to the presentation adopted in 2002 in accordance with accounting principles generally accepted in the United States.


                                                           /s/ ERNST & YOUNG LLP



Greenville, South Carolina
February 14, 2003

                              SHELTER PROPERTIES I

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2002



Assets
   Cash and cash equivalents                                              $  2,107
   Receivables and deposits                                                    314
   Other assets                                                                348
   Investment properties (Notes B & E):
      Land                                                  $    979
      Buildings and related personal property                 13,684
                                                              14,663
      Less accumulated depreciation                          (10,005)        4,658
                                                                          $  7,427

Liabilities and Partners' Deficit
Liabilities
      Accounts payable                                                    $    355
      Tenant security deposit liabilities                                       85
      Accrued property taxes                                                   118
      Other liabilities                                                        248
      Due to Affiliates (Note D)                                               203
      Mortgage notes payable (Note B)                                       11,582

Partners' Deficit
   General partners                                              (25)
   Limited partners (15,000 units issued and
      outstanding)                                            (5,139)       (5,164)
                                                                          $  7,427

                See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES I

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                                Year Ended
                                                               December 31,
                                                             2002         2001
Revenues:                                                              (restated)
   Rental income                                            $ 3,354      $ 3,413
   Other income                                                 241          225
   Casualty gain (Note G)                                       352           --
       Total revenues                                         3,947        3,638

Expenses:
   Operating                                                  1,252        1,367
   General and administrative                                   189          226
   Depreciation                                                 499          465
   Interest                                                     882          840
   Property taxes                                               222          214
       Total expenses                                         3,044        3,112

Income from continuing operations                               903          526

(Loss) income from discontinued operations (Note A)            (180)          26
Gain on sale of discontinued operations (Note F)              5,531            -

   Net Income                                               $ 6,254      $   552

Net income allocated to general partners                    $    62      $     6
Net income allocated to limited partners                      6,192          546

   Net income                                               $ 6,254      $   552

Net income per limited partnership unit:
   Income from continuing operations                        $ 59.60      $ 34.67
   (Loss) income from discontinued operations                (11.87)        1.73
   Gain on sale of discontinued operations                   365.07            -

Net income per limited partnership unit                     $412.80      $ 36.40

Distribution per limited partnership unit                   $ 18.80      $369.27

                See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES I

                  CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                        Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners      Total

Original capital contributions            15,000        $ 2       $15,000     $15,002

Partners' deficit at
  December 31, 2000                       15,000       $ (47)     $(6,056)     $(6,103)

Distributions to partners                     --          (15)     (5,539)      (5,554)

Net income for the year ended
  December 31, 2001                           --            6         546          552

Partners' deficit at
  December 31, 2001                       15,000          (56)    (11,049)     (11,105)

Distributions to partners                     --          (31)       (282)        (313)

Net income for the year ended
  December 31, 2002                           --           62       6,192        6,254

Partners' deficit at
  December 31, 2002                       15,000       $ (25)     $(5,139)     $(5,164)

                See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES I

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                    Years Ended
                                                                    December 31,
                                                                   2002        2001
Cash flows from operating activities:
   Net income                                                   $  6,254     $   552
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                                 672         637
        Amortization                                                  20          31
        Gain on sale of investment properties                     (5,531)          -
        Casualty gain                                               (352)
        Loss on early extinguishment of debt                         182          63
        Change in accounts:
            Receivables and deposits                                (226)        539
            Other assets                                               9          10
            Accounts payable                                        (143)         (4)
            Tenant security deposit liabilities                      (48)         13
            Accrued property taxes                                    (7)         52
            Due to Affiliates                                         20         (20)
            Other liabilities                                         11         117
               Net cash provided by operating activities             861       1,990

Cash flows from investing activities:
   Property improvements and replacements                           (924)       (533)
   Net withdrawals from restricted escrows                            16         150
   Net proceeds from sale of investment property                   6,927          --
   Insurance proceeds received from casualty                         456          --
               Net cash provided by (used in) investing
                   activities                                      6,475        (383)

Cash flows from financing activities:
   Payments on mortgage notes payable                               (409)       (221)
   Distributions to partners                                        (313)     (5,554)
   Proceeds from refinancings                                         --      10,170
   Loan costs                                                         --        (388)
   Repayment of mortgage notes payable                            (4,798)     (5,850)
   Advance from affiliate                                            100          87
   Payments on advance from affiliate                               (100)        (87)
               Net cash used in financing activities              (5,520)     (1,843)

Net increase (decrease) in cash and cash equivalents               1,816        (236)
Cash and cash equivalents at beginning of period                     291         527
Cash and cash equivalents at end of period                       $ 2,107     $   291
Supplemental disclosure of cash flow information:
   Cash paid for interest                                        $ 1,236     $   989
Supplemental disclosures of non-cash flow information:
   Property improvements and replacements included in
    accounts payable                                             $   304     $    --

                See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES I

                   Notes to Consolidated Financial Statements

                                December 31, 2002


Note A - Organization and Significant Accounting Policies

Organization

Shelter Properties I (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on April 7, 1980. The general partner responsible for management of the Partnership's business is Shelter Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO") a publicly traded real estate investment trust. The other general partner is AIMCO Properties, L.P., an affiliate of the Corporate General Partner and AIMCO. The directors and officers of the Corporate General Partner also serve as executive directors of AIMCO. The Partnership commenced operations on July 3, 1980 and completed its acquisition of apartment properties during December 1980. The Partnership owns two properties located in South Carolina and Virginia. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2019 unless terminated prior to such date.

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

                                                        Years Ended December 31,
                                                            2002         2001
                                                              (in thousands)

Net cash provided by operating activities                  $ 861        $ 1,990
   Property improvements and replacements                    (924)         (533)
   Payments on mortgage notes payable                        (409)         (221)
   Changes in reserves for net operating liabilities          384          (707)
   Changes in restricted escrows, net                          16           150
   Additional operating reserves                               --          (679)
      Net cash used in operations                          $ (72)        $ --

During the year ended December 31, 2001 the Corporate General Partner reserved approximately $679,000 to fund continuing capital improvements, repairs and operations at the Partnership's investment properties.

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

Other Reserves

The Corporate General Partner may designate a portion of cash generated from operations as "other reserves" in determining net cash used in operations. The Corporate General Partner designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current year that are expected to require the use of cash during the next year. The change in the other reserves during 2002 and 2001 was an increase of approximately $384,000 and a decrease of approximately $707,000, respectively. These amounts were determined by considering changes in the balance of receivables and deposits, other assets, accounts payable, tenant security deposit liabilities, accrued property taxes and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt at the partnership's incremental borrowing rate is approximately $12,669,000.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $2,078,000 at December 31, 2002 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Escrows

In connection with the refinancing of Quail Hollow Apartments in 2001, approximately $16,000 of the proceeds were designated as a repair escrow for the funding of required capital improvements and repairs. During the year ended December 31, 2002 the required capital improvements and repairs were completed and the escrowed funds were returned to the Partnership.

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

Loan Costs

Loan costs of approximately $349,000, less accumulated amortization of approximately $34,000, are included in other assets and are being amortized by the straight-line method over the life of the loans. Amortization expense for 2002 was approximately $11,000. Loan cost amortization expense is expected to be approximately $19,000 for each of the years 2003 through 2007.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease, and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on leases and fully reserves all balances outstanding over thirty days. The Corporate General Partner finds it necessary to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

Investment Properties

Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2002 and 2001.

During 2001, AIMCO, an affiliate of the Corporate General Partner, commissioned a project to study process improvement ideas to reduce operating costs. The result of the study led to a re-engineering of business processes and eventual redeployment of personnel and related capital spending. The implementation of these plans during 2002, accounted for as a change in accounting estimate, resulted in a refinement of the Partnership's process for capitalizing certain direct and indirect project costs (principally payroll related costs) and increased capitalization of such costs by approximately $83,000 in 2002 compared to 2001.

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $28,000 and $32,000 for the years ended December 31, 2002 and 2001, respectively, were charged to operating expense.

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

Recent Accounting Pronouncements

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2001 to reflect the operations of Stone Mountain West Apartments as income from discontinued operations.

Effective April 1, 2002, the Partnership adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishments of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying consolidated statements of operations for 2001 have been restated to reflect the loss on early extinguishment of debt at Stone Mountain West Apartments in discontinued operations, due to the sale of the property in 2002, and the loss on early extinguishment of debt at Quail Run Apartments in interest expense rather than as an extraordinary item.

Note B - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:


                              Principal     Monthly                            Principal
                             Balance At     Payment      Stated                 Balance
                            December 31,   Including    Interest  Maturity       Due At
                                2002        Interest      Rate      Date        Maturity
                                  (in thousands)                             (in thousands)
Properties

Quail Hollow Apartments        $ 5,056        $ 42       7.48%    10/01/18      $ 1,284

Windsor Hills Apartments         6,526           54      7.22%    01/01/21           --

                               $11,582        $ 96                              $ 1,284

On June 28, 2001, the Partnership refinanced the mortgage encumbering Quail Hollow Apartments. The refinancing replaced indebtedness of approximately $2,850,000 with a new mortgage in the amount of $5,225,000. The new mortgage carries a stated interest rate of 7.48%. The interest rate on the old mortgage was 7.33%. Principal and interest payments on the mortgage loan are due monthly. This loan requires a balloon payment of approximately $1,284,000 in October 2018. Total capitalized loan costs were approximately $194,000 of which approximately $52,000 was paid to the Corporate General Partner in accordance with the Partnership Agreement. The Partnership recognized a loss on the early extinguishment of debt of approximately $31,000 due to the write-off of unamortized loan costs which is included in interest expense in 2001.

On August 31, 2001, the Partnership refinanced the mortgage encumbering Stone Mountain West Apartments. The refinancing replaced indebtedness of approximately $3,000,000 with a new mortgage in the amount of $4,945,000. The new mortgage carries a stated interest rate of 7.06%. The interest rate on the old mortgage was 7.33%. Principal and interest payments on the mortgage loan were due monthly. Total capitalized loan costs were approximately $194,000, of which approximately $50,000 was paid to the Corporate General Partner in accordance with the Partnership Agreement. The Partnership recognized a loss on the early extinguishment of debt of approximately $32,000 due to the write-off of unamortized loan costs which is included in income from discontinued operations in 2001. This loan was repaid in full upon the sale of the property in December 2002 (see "Note F").

The mortgage notes payable are nonrecourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. Prepayment penalties are required if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2002 are as follows (in thousands):

                               2003              $ 313
                               2004                 336
                               2005                 362
                               2006                 389
                               2007                 419
                            Thereafter            9,763
                                                $11,582

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                                     2002         2001
Net income as reported                             $ 6,254       $ 552
Add (deduct):
   Depreciation differences                             (43)        (58)
   Change in prepaid rental                              (4)         27
   Gain on sale                                        (210)         --
   Casualty gain                                       (352)         --
   Other                                               (127)        (16)
Federal taxable income                             $ 5,518       $ 505
Federal taxable income per limited
   partnership unit                                $ 364.65     $ 33.33

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                  Net liabilities as reported            $(5,164)
                  Land and buildings                         330
                  Accumulated depreciation                  (246)
                  Syndication fees                         1,895
                  Other                                      389
                  Net liabilities - tax basis            $(2,796)

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

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $251,000 and $266,000 for the years ended December 31, 2002 and 2001, respectively which is included in operating expenses and income from discontinued operations.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $191,000 and $366,000 for the year ended December 31, 2002 and 2001, respectively which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $71,000 and $221,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

In accordance with the Partnership Agreement, an affiliate of the Corporate General Partner loaned the Partnership $100,000 during the year ended December 31, 2002 to cover operating expenses at Quail Hollow Apartments. The entire balance was repaid during the year ended December 31, 2002. Interest was charged at prime plus 2% and amounted to less than $1,000. During the year ended December 31, 2001, an affiliate of the Corporate General Partner loaned the Partnership $87,000 to cover operating expenses at Windsor Hills Apartments. The entire balance was repaid during the year ended December 31, 2001. Interest was charged at the prime rate plus 2% and amounted to less than $1,000.

The Partnership Agreement provides for a commission to the Corporate General Partner upon the sale of the Partnership's investment properties. These commissions are payable when certain levels of return are received by the limited partners. During the year ended December 31, 2002 the Corporate General Partner earned a commission of approximately $71,000 for the sale of Stone Mountain West Apartments (see "Note F" for further discussion). As of December 31, 2002, the Partnership has accrued approximately $203,000 of such commissions which are included in due to affiliates.

The Partnership Agreement also provides for a commission to the Corporate General Partner for its role in the refinancing of any of the Partnership's investment properties. During the year ended December 31, 2001, the Partnership paid commissions of approximately $102,000 related to the refinancing of Quail Hollow Apartments and Stone Mountain West Apartments (See "Note B" for a further discussion). The fee was capitalized and included in other assets.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2002 and 2001, the Partnership paid AIMCO and its affiliates approximately $85,000 and $53,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests, in the Partnership, AIMCO and its affiliates owned 11,938.5 limited partnership units (the "Units") in the Partnership representing 79.59% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 79.59% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Note E - Real Estate and Accumulated Depreciation

                                                       Initial Cost
                                                      To Partnership
                                                      (in thousands)


                                                              Buildings          Cost
                                                             and Related     Capitalized
                                                               Personal     Subsequent to
Description                        Encumbrances      Land      Property      Acquisition
                                  (in thousands)                            (in thousands)

Quail Hollow Apartments               $ 5,056       $ 459      $ 3,754         $ 2,777
Windsor Hills Apartments                6,526          520       4,575           2,578
     Total                            $11,582       $ 979      $ 8,329         $ 5,355

                          Gross Amount At Which Carried
                              At December 31, 2002
                                 (in thousands)

                           Buildings
                          And Related
                           Personal            Accumulated    Date of      Date    Depreciable
Description        Land   Properties   Total   Depreciation Construction Acquired  Life-Years

Quail Hollow       $ 459    $ 6,531   $ 6,990    $ 4,443       1973      09/01/80     5-34
Windsor Hill         520      7,153     7,673      5,562       1973      09/01/80     5-30

     Totals        $ 979    $13,684   $14,663    $10,005

Reconciliation of "real estate and accumulated depreciation":

                                                     December 31,
                                                   2002         2001
                                                    (in thousands)

Real Estate

Balance at beginning of year                      $18,995      $18,507
    Property improvements                           1,228          488

Dispositions of assets                             (5,560)          --
Balance at end of year                            $14,663      $18,995

Accumulated Depreciation

Balance at beginning of year                      $13,564      $12,927
    Additions charged to expense                      672          637
    Disposal of assets                             (4,231)          --
Balance at end of year                            $10,005      $13,564

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2002 and 2001, is approximately $14,993,000 and $20,600,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2002 and 2001, is approximately $10,251,000 and $14,233,000, respectively.

Note F - Sale of Investment Property

On December 27, 2002 the Partnership sold Stone Mountain West Apartments to an unaffiliated third party for net sales proceeds of approximately $6,927,000 after payment of closing costs. A portion of the sales proceeds were used to repay the remaining principal balance of the mortgage encumbering the property of approximately $4,798,000. The Partnership realized a gain of approximately $5,531,000 on the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $182,000 as a result of unamortized loan cost being written off. Revenues for Stone Mountain West were approximately $1,382,000 and $1,349,000 for the years ended December 31, 2002 and 2001, respectively.

The sales transaction is summarized as follows (amounts in thousands):

      Sale price, net of selling costs                $ 6,927
      Net real estate (1)                              (1,225)
      Net other liabilities                              (171)
      Gain on sale of real estate                     $ 5,531

(1) Net of accumulated depreciation of approximately $4,050,000.

Note G - Casualty

During December 2001, there was a fire at Quail Hollow Apartments that damaged eight apartment units. During the year ended December 31, 2002, a net casualty gain of approximately $352,000 was recorded as the result of insurance proceeds received of approximately $456,000 less the net book value of the damaged assets of approximately $104,000.

Note H - Subsequent Distribution

Subsequent to December 31, 2002 the Partnership declared and paid a distribution of approximately $1,357,000 to the limited partners or $90.47 per limited partnership unit from the sale proceeds of Stone Mountain West Apartments. At the time of this distribution the Partnership also paid the Corporate General Partner approximately $38,000 of the accrued disposition fees due them as the limited partners have received their required returns per the Partnership Agreement.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Corporate General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Corporate General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in April, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

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

Name                        Age    Position

Patrick J. Foye              45    Executive Vice President and Director

Paul J. McAuliffe            46    Executive Vice President and Chief
                                     Financial Officer

Thomas C. Novosel            44    Senior Vice President and Chief Accounting
                                     Officer

Patrick J. Foye has been Executive Vice President and Director of the Corporate General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998, where he is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Corporate General Partner since April 1, 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and Chief Financial Officer of AIMCO since October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas C. Novosel has been Senior Vice President and Chief Accounting Officer of the Corporate General Partner since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

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

The executive officers and director of the Corporate General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Corporate General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the 2003 fiscal year. Fees for 2002 were audit services of approximately $42,000 and non-audit services (principally tax-related) of approximately $21,000.

Item 10. Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Registrant.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 2002, no person or entity was known to own of record or beneficially more than 5% of the Limited Partnership Units of the Registrant.

                                           Number of Units      Percentage

           Cooper River Properties, LLC         1,145.0            7.63%
             (an affiliate of AIMCO)
           Insignia Properties, LP              5,864.0           39.09%
             (an affiliate of AIMCO)
           AIMCO Properties, LP                 4,929.5           32.87%
             (an affiliate of AIMCO)

Cooper  River  Properties,   LLC  and  Insignia  Properties  LP  are  indirectly
ultimately owned by AIMCO. Their business addresses are 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, LP is indirectly ultimately owned by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

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

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $251,000 and $266,000 for the years ended December 31, 2002 and 2001, respectively which is included in operating expenses and income from discontinued operations.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $191,000 and $366,000 for the year ended December 31, 2002 and 2001, respectively which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $71,000 and $221,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

In accordance with the Partnership Agreement, an affiliate of the Corporate General Partner loaned the Partnership $100,000 during the year ended December 31, 2002 to cover operating expenses at Quail Hollow Apartments. The entire balance was repaid during the year ended December 31, 2002. Interest was charged at prime plus 2% and amounted to less than $1,000. During the year ended December 31, 2001, an affiliate of the Corporate General Partner loaned the Partnership $87,000 to cover operating expenses at Windsor Hills Apartments. The entire balance was repaid during the year ended December 31, 2001. Interest was charged at the prime rate plus 2% and amounted to less than $1,000.

The Partnership Agreement provides for a commission to the Corporate General Partner upon the sale of the Partnership's investment properties. These commissions are payable when certain levels of return are received by the limited partners. During the year ended December 31, 2002 the Corporate General Partner earned a commission of approximately $71,000 for the sale of Stone Mountain West Apartments. As of December 31, 2002, the Partnership has accrued approximately $203,000 of such commissions which are included in due to affiliates.

The Partnership Agreement also provides for a commission to the Corporate General Partner for its role in the refinancing of any of the Partnership's investment properties. During the year ended December 31, 2001, the Partnership paid commissions of approximately $102,000 related to the refinancing of Quail Hollow Apartments and Stone Mountain West Apartments (See "Note B" for a further discussion). The fee was capitalized and included in other assets.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2002 and 2001, the Partnership paid AIMCO and its affiliates approximately $85,000 and $53,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests, in the Partnership, AIMCO and its affiliates owned 11,938.5 limited partnership units (the "Units") in the Partnership representing 79.59% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 79.59% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Item 13.  Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See attached Exhibit Index.

      (b) Reports on Form 8-K filed in the fourth quarter of 2002:

            None.

Item 14.    Controls and Procedures

The principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

                              Date: March 31, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

/s/Patrick J. Foye      Executive Vice President      Date: March 31, 2003
Patrick J. Foye         and Director

/s/Thomas C. Novosel    Senior Vice President         Date: March 31, 2003
Thomas C. Novosel       and Chief Accounting Officer

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB of Shelter Properties I;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive Vice President of Shelter Realty I
                                    Corporation,   equivalent   of   the   chief
                                    executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB of Shelter Properties I;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003

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

       (k) Contract of sale between Registrant and J and J Construction Group, Inc., a Georgia Corporation, effective October 28, 2002 for the sale of Stone Mountain West Apartments. Filed as
                  Exhibit 10(i)(k) to Form 8-K filed on January 18, 2003 and incorporated herein by reference.

       (l) Assignment and Assumption of sale contract between J and J Construction Group, Inc., a Georgia Corporation and Stone Mountain Townhomes, Inc., a Georgia Corporation dated December 16, 2002. Filed as Exhibit 10(i)(l) to Form 8-K filed on January 13, 2003 and incorporated herein by reference.

10(ii) Form of Management Agreement with U.S. Shelter Corporation subsequently assigned to Shelter Management Group, L.P. (now known as Insignia Management, L.P.) (Filed with Amendment No. 1 of Registration Statement, No. 2-67384 of Registrant filed July 3, 1980 and incorporated herein by reference).

10(iii)           Contracts related to refinancing the debt:

       (l) Multifamily Note secured by a Mortgage or Deed of Trust dated December 15, 2000 between Windsor Hills I, LP and Reilly Mortgage Group, Inc. relating to Windsor Hills Apartments. Filed as Exhibit 10(iii)(l) to Annual Form 10-KSB of Registrant for year ended December 31, 2000 and incorporated herein by reference.

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

(c)  Certification of Chief Executive Officer and Chief Financial Officer.

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


Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Shelter Properties I Limited Partnership (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/Patrick J. Foye
                              Name: Patrick J. Foye
                              Date: March 31, 2003


                                    /s/Paul J. McAuliffe
                              Name: Paul J. McAuliffe
                              Date: March 31, 2003

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.