Form 10QSB
period 2003-03-31
SHELTER PROPERTIES I LTD PARTNERSHIP
filed 2003-05-15
CIK 316220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended March 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                   For the transition period from _________ to _________

                         Commission file number 0-10255


                              SHELTER PROPERTIES I
             (Exact Name of Registrant as Specified in Its Charter)



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
                        (in thousands, except unit data)

                                 March 31, 2003



Assets
   Cash and cash equivalents                                                 $ 887
   Receivables and deposits                                                      327
   Restricted escrows                                                              5
   Other assets                                                                  332
   Investment properties:
      Land                                                     $ 979
      Buildings and related personal property                   13,698
                                                                14,677
      Less accumulated depreciation                            (10,140)        4,537
                                                                            $ 6,088

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 8
   Tenant security deposit liabilities                                            85
   Accrued property taxes                                                         62
   Other liabilities                                                             437
   Due to affiliates                                                             203
   Mortgage notes payable                                                     11,505

Partners' Deficit
   General partners                                            $ (60)
   Limited partners (15,000 units issued and
      outstanding)                                             (6,152)        (6,212)
                                                                            $ 6,088


                See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES I
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                            Three Months Ended
                                                                 March 31,
                                                             2003         2002
Revenues:                                                             (restated)
   Rental income                                            $   839      $   850
   Other income                                                 112           68
   Casualty gain (Note D)                                       232           --
       Total revenues                                         1,183          918

Expenses:
   Operating                                                    367          284
   General and administrative                                    55           59
   Depreciation                                                 135          127
   Interest                                                     217          222
   Property taxes                                                62           53
       Total expenses                                           836          745

Income from continuing operations                               347          173

Income from discontinued operations (Note A)                     --           31

   Net income                                               $   347      $   204

Net income allocated to general partners                    $     3      $     2
Net income allocated to limited partners                        344          202

   Net income                                               $   347      $   204

Net income per limited partnership unit:
   Income from continuing operations                        $ 22.93      $ 11.42
   Income from discontinued operations                           --         2.05

Net income per limited partnership unit                     $ 22.93      $ 13.47

Distribution per limited partnership unit                   $ 90.47      $    --


                See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES I
                   CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)





                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          15,000      $      2     $ 15,000   $ 15,002

Partners' deficit at
   December 31, 2002                    15,000      $    (25)    $ (5,139)  $ (5,164)

Distributions to partners                   --           (38)      (1,357)    (1,395)

Net income for the three months
   ended March 31, 2003                     --             3          344        347

Partners' deficit at
   March 31, 2003                       15,000        $ (60)     $ (6,152)  $ (6,212)


                See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES I
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Three Months Ended
                                                                     March 31,
                                                                     2003     2002
Cash flows from operating activities:
   Net income                                                   $   347      $   204
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                                135          172
        Amortization of discounts and loan costs                      3            7
        Casualty gain                                              (232)          --
        Change in accounts:
            Receivables and deposits                                (18)         (31)
            Other assets                                             13          (80)
            Accounts payable                                       (347)         (34)
            Tenant security deposit liabilities                      --            1
            Accrued property taxes                                  (56)         (39)
            Other liabilities                                       189           48
            Due to affiliates                                        --           20

               Net cash provided by operating activities             34          268

Cash flows from investing activities:
   Property improvements and replacements                           (14)        (132)
   Insurance proceeds received                                      232           --
   Net withdrawals from restricted escrows                           --           16

               Net cash provided by (used in) investing
                 activities                                         218         (116)

Cash flows from financing activities:
   Payments on mortgage notes payable                               (77)        (100)
   Distributions to partners                                     (1,395)          --
   Advance from affiliate                                            --          100
   Payments on advance from affiliate                                --         (100)
               Net cash used in financing activities             (1,472)        (100)

Net (decrease) increase in cash and cash equivalents             (1,220)          52
Cash and cash equivalents at beginning of period                  2,107          291
Cash and cash equivalents at end of period                      $   887      $   343

Supplemental disclosure of cash flow information:
   Cash paid for interest                                       $   212      $   304


                See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES I
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties I (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P. is also an affiliate of AIMCO. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2002.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as discontinued operations on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2002 to reflect the operations of Stone Mountain West Apartments, which sold December 27, 2002, as income from discontinued operations.

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


                                                        For the Three Months Ended
                                                                March 31,
                                                              (in thousands)
                                                           2003             2002
Net cash provided by operating activities              $    34              $ 268
   Payments on mortgage notes payable                      (77)               (100)
   Property improvements and replacements                  (14)               (132)
   Change in restricted escrows, net                        --                  16
   Changes in reserves for net operating
      liabilities                                          219                 115
   Additions to operating reserves                        (162)                 (4)

      Net cash from operations                         $    --              $ 163

During the three months ended March 31, 2003 and 2002 the Corporate General Partner reserved approximately $162,000 and $4,000, respectively, to fund continuing capital improvements, repairs and operations at the Partnership's two and three investment properties, respectively.

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

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $52,000 and $65,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $30,000 and $44,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $5,000 for the three months ended March 31, 2002. No fees for construction management services were paid for the three months ended March 31, 2003. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

In accordance with the Partnership Agreement, during the three months ended March 31, 2002 an affiliate of the Corporate General Partner loaned the Partnership $100,000 to cover operating expenses at Quail Hollow Apartments. The entire balance was repaid during the same period. Interest was charged at prime plus 2% and amounted to less than $1,000. There were no loans from the Corporate General Partner or associated interest expense during the three months ended March 31, 2003.

The Partnership Agreement provides for a commission to the Corporate General Partner upon the sale of the Partnership's investment properties. These commissions are payable when certain levels of return are received by the limited partners. As of March 31, 2003 these returns have not been met and the Partnership has accrued approximately $203,000 of such commissions which are included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During 2003 and 2002, the Partnership's cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $51,000 and $85,000, respectively.

Note D - Casualty

During December 2001, there was a fire at Quail Hollow Apartments that damaged eight apartment units. During the three months ended March 31, 2003, a net casualty gain of $232,000 was recorded as the result of insurance proceeds received. All damaged assets were written off during 2002.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Corporate General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Corporate General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 2003 and 2002:

                                                            Average
                                                           Occupancy
       Property                                        2003          2002

       Quail Hollow Apartments
          West Columbia, South Carolina (1)            91%            87%

       Windsor Hills Apartments (2)
          Blacksburg, Virginia                         93%            97%

(1) The Corporate General Partner attributes the increase in occupancy at Quail Hollow Apartments primarily to increased customer service and improving market conditions.

(2) The Corporate General Partner attributes the decrease in occupancy at Windsor Hills Apartments primarily to a decrease in the foreign student population and the competition having broad band internet access available to its tenants.

Results of Operations

The Partnership recognized net income of approximately $347,000 for the three months ended March 31, 2003, compared to net income of approximately $204,000 for the three months ended March 31, 2002. The increase in net income is due to an increase in total revenues partially offset by an increase in total expenses and a decrease in income from discontinued operations.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2002 to reflect the operations of Stone Mountain West Apartments as income from discontinued operations. The Partnership sold Stone Mountain West Apartments in December 2002.

The Partnership recognized income from continuing operations of approximately $347,000 for the three months ended March 31, 2003 compared to approximately $173,000 for the corresponding period in 2002. The increase in income from continuing operations is due to an increase in total revenues partially offset by an increase in total expenses. The increase in total revenues is due to an increase in other income and a casualty gain recorded at Quail Hollow Apartments. Other income increased due to increases in utility reimbursements, late charges and deposit forfeitures at Quail Hollow Apartments.

During December 2001, there was a fire at Quail Hollow Apartments that damaged eight apartment units. During the three months ended March 31, 2003 a net casualty gain of $232,000 was recorded as the result of additional insurance proceeds received of approximately $232,000. All damaged assets were written off during the third quarter of 2002.

Total expenses increased due to an increase in operating expenses. General and administrative, depreciation, interest and property tax expense remained relatively constant for the comparable periods. Operating expense increased due to increases in advertising, insurance and maintenance expenses partially offset by a decrease in administrative expenses. Advertising expense increased due to an increase in periodicals at Quail Hollow Apartments and an increase in web advertising at Windsor Hills Apartments. Insurance expense increased due to an increase in hazard premiums at both properties. Maintenance expense increased due to an increase in contract services and an increase in payroll related costs at both properties. Additionally, snow removal and office supply expenses increased at Windsor Hills Apartments. Administrative expenses decreased due to a decrease in ad valorem tax partially offset by an increase in telephone answering service at Quail Hollow Apartments.

Included in general and administrative expense for the three months ended March 31, 2003 and 2002 are management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 2003, the Partnership had cash and cash equivalents of approximately $887,000 compared to approximately $343,000 at March 31, 2002. Cash and cash equivalents decreased approximately $1,220,000 since December 31, 2002 due to approximately $1,472,000 used in financing activities partially offset by approximately $218,000 and $34,000 of cash provided by investing and operating activities, respectively. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership's properties and distributions to partners. Cash provided by investing activities consisted of insurance proceeds received for the casualty at Quail Hollow Apartments partially offset by property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, local, legal, and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Partnership's properties are detailed below.

Quail Hollow Apartments

During the three months ended March 31, 2003, the Partnership completed less than $1,000 of capital improvements at Quail Hollow Apartments. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $181,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of roof, floor covering and pool deck replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Windsor Hills Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $14,000 of capital improvements at Windsor Hills Apartments, consisting primarily of floor covering replacements, appliance upgrades and interior decorations. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $136,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacements, new cabinets and exterior painting. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital improvements will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $11,505,000 requires monthly principal and interest payments and matures between October 2018 and January 2021. The mortgage indebtedness at Quail Hollow Apartments requires a balloon payment of approximately $1,284,000 at maturity. Windsor Hills Apartments mortgage is scheduled to be fully amortized at its maturity in January 2021.

The Partnership distributed the following amounts during the three months ended March 31, 2003 and 2002 (in thousands, except per unit data):


                     Three Months                      Three Months
                        Ended         Per Limited         Ended         Per Limited
                      March 31,       Partnership       March 31,       Partnership
                         2003             Unit             2002             Unit

Sale (1)               $1,395           $90.47           $   --            $    --

(1) Proceeds from Stone Mountain West Apartments sale in December 2002.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance that the Partnership will generate sufficient funds from operations to permit further distributions to its partners in 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 11,938.50 limited partnership units (the "Units") in the Partnership representing 79.59% of the outstanding Units at March 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 79.59% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all outstanding balances over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Corporate General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Corporate General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

                  99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports  on Form 8-K filed  during the  quarter  ended  March 31,
                2003:

                  Current Report on Form 8-K dated December 27, 2002, and filed January 13, 2003 disclosing the sale of Stone Mountain West Apartments to an unrelated party.

                  Current Report on Form 8-K/A dated December 27, 2002 and filed March 12, 2003 disclosing pro forma consolidated statements of operations due to the sale of Stone Mountain West Apartments.

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

                                 Date:   May 15, 2003

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


Date:  May 15, 2003

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


Date:  May 15, 2003

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties I (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                     /s/Patrick J. Foye
                               Name: Patrick J. Foye
                               Date: May 15, 2003


                                     /s/Paul J. McAuliffe
                               Name: Paul J. McAuliffe
                               Date: May 15, 2003

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.