Form 10QSB
period 2003-06-30
SHELTER PROPERTIES I LTD PARTNERSHIP
filed 2003-08-14
CIK 316220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarterly period ended June 30, 2003


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
                        (in thousands, except unit data)

                                  June 30, 2003



Assets
   Cash and cash equivalents                                                 $ 210
   Receivables and deposits                                                       80
   Restricted escrows                                                              5
   Other assets                                                                  376
   Investment properties:
      Land                                                     $  979
      Buildings and related personal property                   13,719
                                                                14,698
      Less accumulated depreciation                            (10,276)        4,422
                                                                            $ 5,093

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 65
   Tenant security deposit liabilities                                            81
   Accrued property taxes                                                         73
   Other liabilities                                                             235
   Mortgage notes payable                                                     11,428

Partners' Deficit
   General partners                                            $ (105)
   Limited partners (15,000 units issued and
      outstanding)                                              (6,684)       (6,789)
                                                                            $ 5,093


            See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES I
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                              Three Months Ended         Six Months Ended
                                                   June 30,                  June 30,
                                               2003         2002         2003         2002
                                                         (Restated)                (Restated)
Revenues:
  Rental income                               $   811      $   804      $ 1,650      $ 1,654
  Other income                                     55           53          167          121
  Casualty gain (Note D)                           --           --          232           --
       Total revenues                             866          857        2,049        1,775

Expenses:
  Operating                                       379          335          746          620
  General and administrative                       44           54           99          114
  Depreciation                                    136          121          271          248
  Interest                                        214          221          431          442
  Property taxes                                   77           55          139          108
       Total expenses                             850          786        1,686        1,532

Income from continuing operations                  16           71          363          243
Income from discontinued operations                --           13           --           45

Net income                                    $    16      $    84      $   363      $   288

Net income allocated to general
  partners (1%)                               $     1      $     1      $     4      $     3
Net income allocated to limited
  partners (99%)                                   15           83          359          285

                                              $    16      $    84      $   363      $   288

Net income per limited partnership unit:
    Income from continuing operations         $  1.00      $  4.67      $ 23.93      $ 16.03
    Income from discontinued operations            --          .86           --         2.97
Net income per limited partnership
  unit                                        $  1.00      $  5.53      $ 23.93      $ 19.00
Distributions per limited partnership
  unit                                        $ 36.47      $  9.80      $126.93      $  9.80


            See Accompanying Notes to Consolidated Financial Statements


                                SHELTER PROPERTIES I
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          15,000      $      2     $ 15,000   $ 15,002

Partners' deficit at
   December 31, 2002                    15,000      $    (25)    $ (5,139)  $ (5,164)

Distributions to partners                   --           (84)      (1,904)    (1,988)

Net income for the six months
   ended June 30, 2003                      --             4          359        363

Partners' deficit at
   June 30, 2003                        15,000       $ (105)     $ (6,684)  $ (6,789)


            See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES I
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                  Six Months Ended
                                                                        June 30,
                                                                     2003     2002
Cash flows from operating activities:
   Net income                                                   $   363      $   288
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                                271          338
        Amortization of discounts and loan costs                      9           14
        Casualty gain                                              (232)          --
        Change in accounts:
            Receivables and deposits                                229          (34)
            Other assets                                            (37)         (54)
            Accounts payable                                         14          (54)
            Tenant security deposit liabilities                      (4)          (5)
            Accrued property taxes                                  (45)         (16)
            Other liabilities                                       (13)          25
            Due to affiliates                                      (203)          20
               Net cash provided by operating activities            352          522

Cash flows from investing activities:
   Property improvements and replacements                          (339)        (264)
   Insurance proceeds received                                      232           --
   Net withdrawals from restricted escrows                           --           16
               Net cash used in investing activities               (107)        (248)

Cash flows from financing activities:
   Payments on mortgage notes payable                              (154)        (201)
   Distributions to partners                                     (1,988)        (163)
   Advance from affiliate                                            --          100
   Payments on advances from affiliate                               --         (100)
               Net cash used in financing activities             (2,142)        (364)

Net decrease in cash and cash equivalents                        (1,897)         (90)
Cash and cash equivalents at beginning of period                  2,107          291
Cash and cash equivalents at end of period                      $   210      $   201

Supplemental disclosure of cash flow information:
   Cash paid for interest                                       $   422      $   606
   Property improvements and replacements included in
     accounts payable                                           $    --      $   370

At December  31,  2002,  accounts  payable  included  approximately  $304,000 of
property   improvements  and   replacements   which  are  included  in  property
improvements and replacements for the six months ended June 30, 2003.


            See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES I
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties I (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P. is also an affiliate of AIMCO. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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


                                                         For the Six Months Ended
                                                                  June 30,
                                                              (in thousands)
                                                           2003             2002
Net cash provided by operating activities                 $ 352             $ 522
   Payments on mortgage notes payable                       (154)             (201)
   Property improvements and replacements                   (339)             (264)
   Change in restricted escrows, net                          --                16
   Changes in reserves for net operating
      liabilities                                             59               118
   Additional reserves                                        --              (191)

      Net cash from operations                            $ (82)            $ --

During the six months ended June 30, 2002 the Corporate General Partner reserved approximately $191,000 to fund continuing capital improvements, repairs and operations at the Partnership's investment properties.

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

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $97,000 and $127,000 for the six months ended June 30, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $57,000 and $93,000 for the six months ended June 30, 2003 and 2002, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $13,000 for the six months ended June 30, 2002. No fees for construction management services were paid for the six months ended June 30, 2003. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

In accordance with the Partnership Agreement, during the six months ended June 30, 2002 an affiliate of the Corporate General Partner loaned the Partnership $100,000 to cover operating expenses at Quail Hollow Apartments. The entire balance was repaid during the same period. Interest was charged at prime plus 2% and amounted to less than $1,000. There were no loans from the Corporate General Partner or associated interest expense during the six months ended June 30, 2003.

The Partnership Agreement provides for a commission to the Corporate General Partner upon the sale of the Partnership's investment properties. These commissions are payable when certain levels of return are received by the limited partners. During the six months ended June 30, 2003 these returns were met and the Partnership paid approximately $203,000 of such commissions related to the sale of Stone Mountain West Apartments in 2002, Heritage Pointe Apartments in 2000, Lamplighter and Middle Plantation in 1984 and Yorktown Apartments in 1983.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the six months ended June 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $51,000 and $85,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Casualty

During December 2001, there was a fire at Quail Hollow Apartments that damaged eight apartment units. During the six months ended June 30, 2003, a net casualty gain of $232,000 was recorded as the result of insurance proceeds received. All damaged assets were written off during 2002.

Note E - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint, which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants opposed the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal in light of a settlement.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Corporate General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Corporate General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions.

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

ITEM 2.     Management's Discussion and Analysis or Plan of Operation

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 2003 and 2002:

                                                            Average
                                                           Occupancy
       Property                                        2003          2002

       Quail Hollow Apartments
          West Columbia, South Carolina (1)            91%            88%

       Windsor Hills Apartments (2)
          Blacksburg, Virginia                         91%            94%

(1) The Corporate General Partner attributes the increase in occupancy at Quail Hollow Apartments primarily to increased customer service and improving market conditions.

(2) The Corporate General Partner attributes the decrease in occupancy at Windsor Hills Apartments primarily to a decrease in leases by students at Virginia Tech University.

Results of Operations

The Partnership recognized net income of approximately $16,000 and $363,000 for the three and six months ended June 30, 2003, compared to net income of approximately $84,000 and $288,000 for the six months ended June 30, 2002. The decrease in net income for the three months ended June 30, 2003 is due to an increase in total expenses and a decrease in income from discontinued operations, partially offset by a slight increase in total revenues. The increase in net income for the six months ended June 30, 2003 is due to an increase in total revenues partially offset by an increase in total expenses and a decrease in income from discontinued operations.

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

The Partnership recognized income from continuing operations of approximately $16,000 and $363,000 for the three and six months ended June 30, 2003 compared to approximately $71,000 and $243,000 for the corresponding period in 2002. The decrease in income from continuing operations for the three months ended June 30, 2003 is due to an increase in total expenses, partially offset by a slight increase in total revenues. The increase in income from continuing operations for the six months ended June 30, 2003 is due to an increase in total revenues partially offset by an increase in total expenses. The increase in total revenues for both periods is due to an increase in other income at both properties. Other income increased for both periods due to increases in utility reimbursements at both properties and fees billed at Quail Hollow Apartments. In addition, for the six months ended June 30, 2003, there was a casualty gain recorded at Quail Hollow Apartments.

During December 2001, there was a fire at Quail Hollow Apartments that damaged eight apartment units. During the six months ended June 30, 2003 a net casualty gain of $232,000 was recorded as the result of additional insurance proceeds received of approximately $232,000. All damaged assets were written off during the third quarter of 2002.

Total expenses increased for both periods ending June 30, 2003 due to an increase in operating, depreciation, and property tax expenses partially offset by decreases in interest and general and administrative expenses. Operating expense increased due primarily to increases in maintenance expense. Maintenance expense increased due to an increase in contract services and an increase in payroll related costs at both properties. Additionally, snow removal expenses increased at Windsor Hills Apartments. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated. Property tax expense increased due to an increase in the tax rates at both of the properties. Interest expense decreased due to the payment of scheduled principal payments on the mortgages encumbering the properties which has reduced the average outstanding balance over the past twelve months.

General and administrative expenses decreased due to a decrease in the cost of services included in the management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expense for the three and six months ended June 30, 2003 and 2002 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 2003, the Partnership had cash and cash equivalents of approximately $210,000 compared to approximately $201,000 at June 30, 2002. Cash and cash equivalents decreased approximately $1,897,000 since December 31, 2002 due to approximately $2,142,000 used in financing activities and approximately $107,000 used in investing activities, partially offset by approximately $352,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership's properties and distributions to partners. Cash used in investing activities consisted of property improvements and replacements partially offset by insurance proceeds received for the casualty at Quail Hollow Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

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

Quail Hollow Apartments

During the six months ended June 30, 2003, the Partnership completed less than $1,000 of capital improvements at Quail Hollow Apartments. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $73,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of roof, floor covering and pool deck replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Windsor Hills Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $34,000 of capital improvements at Windsor Hills Apartments, consisting primarily of floor covering replacements, interior decorations, air conditioning upgrades and office computers. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $64,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacements, new cabinets and exterior painting. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital improvements will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $11,428,000 requires monthly principal and interest payments and matures between October 2018 and January 2021. The mortgage indebtedness at Quail Hollow Apartments requires a balloon payment of approximately $1,284,000 at maturity in October 2018. Windsor Hills Apartments mortgage is scheduled to be fully amortized at its maturity in January 2021. The Corporate General Partner will attempt to refinance the indebtedness of Quail Hollow Apartments and/or sell the property prior to its maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing the property through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2003 and 2002 (in thousands, except per unit data):


                      Six Months                        Six Months
                        Ended         Per Limited         Ended         Per Limited
                       June 30,       Partnership        June 30,       Partnership
                         2003             Unit             2002             Unit

Operations             $  226           $ 13.53          $  163            $  9.80
Sale (1)                1,762            113.40              --                 --
                       $1,988           $126.93          $  163            $  9.80

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 11,938.50 limited partnership units (the "Units") in the Partnership representing 79.59% of the outstanding Units at June 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 79.59% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all outstanding balances over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

ITEM 3.     Controls and Procedures

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint, which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants opposed the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal in light of a settlement.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Corporate General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Corporate General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions.

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

               31.1 Certification  of  equivalent  of  Chief  Executive  Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               31.2 Certification  of  equivalent  of  Chief  Financial  Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2003:

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

                              Date: August 13, 2003

Exhibit 31.1


                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1.    I have reviewed this quarterly report on Form 10-QSB of Shelter Properties
      I;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 13, 2003

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive Vice President of Shelter Realty I
                                    Corporation,   equivalent   of   the   chief
                                    executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1.    I have reviewed this quarterly report on Form 10-QSB of Shelter Properties
      I;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 13, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties I (the "Partnership"), for the quarterly period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 13, 2003

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.