Form 10QSB
period 2003-09-30
SHELTER PROPERTIES I LTD PARTNERSHIP
filed 2003-11-13
CIK 316220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended September 30, 2003


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
                        (in thousands, except unit data)

                               September 30, 2003


Assets
   Cash and cash equivalents                                                 $   133
   Receivables and deposits                                                       85
   Restricted escrows                                                              5
   Other assets                                                                  379
   Investment properties:
      Land                                                     $ 979
      Buildings and related personal property                   13,781
                                                                14,760
      Less accumulated depreciation                            (10,406)        4,354
                                                                            $ 4,956

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 79
   Tenant security deposit liabilities                                            70
   Accrued property taxes                                                        143
   Other liabilities                                                             268
   Mortgage notes payable                                                     11,349

Partners' Deficit
   General partners                                            $ (115)
   Limited partners (15,000 units issued and
      outstanding)                                              (6,838)       (6,953)
                                                                            $ 4,956

            See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES I
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                        Three Months Ended         Nine Months Ended
                                          September 30,              September 30,
                                        2003         2002          2003         2002
                                                  (Restated)                 (Restated)
Revenues:
  Rental income                        $ 768         $ 845       $ 2,418      $ 2,499
  Other income                             78            58          245          179
  Casualty gain (Note D)                   --           352          232          352
       Total revenues                     846         1,255        2,895        3,030

Expenses:
  Operating                               465           393        1,211        1,013
  General and administrative               38            58          137          172
  Depreciation                            130           124          401          372
  Interest                                210           219          641          661
  Property taxes                           68            51          207          159
       Total expenses                     911           845        2,597        2,377

(Loss) income from continuing
  operations                              (65)          410          298          653
Income from discontinued
  operations                               --            16           --           61

Net (loss) income                      $ (65)        $ 426        $ 298        $ 714

Net (loss) income allocated to
  general partners (1%)                 $ (1)         $ 4          $ 3          $ 7
Net (loss) income allocated
  to limited partners (99%)               (64)          422          295          707

Net (loss) income                      $ (65)        $ 426        $ 298        $ 714

Per limited partnership unit:
  (Loss) income from continuing
    operations                          (4.27)        27.07        19.67        43.13
  Income from discontinued
    operations                             --          1.06           --         4.00

Net (loss) income                     $ (4.27)      $ 28.13      $ 19.67      $ 47.13
Distributions per limited
  partnership unit                     $ 5.94       $ 9.00       $132.93      $ 18.80

            See Accompanying Notes to Consolidated Financial Statements


                                SHELTER PROPERTIES I
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                    Partnership      General      Limited
                                       Units        Partners     Partners     Total

Original capital contributions         15,000          $ 2        $15,000    $15,002

Partners' deficit at
  December 31, 2002                    15,000         $ (25)      $(5,139)    $(5,164)

Distributions to partners                  --           (93)       (1,994)    (2,087)

Net income for the nine months
  ended September 30, 2003                 --             3           295        298

Partners' deficit at
  September 30, 2003                   15,000        $ (115)      $(6,838)   $(6,953)

            See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES I
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                   2003        2002
Cash flows from operating activities:
  Net income                                                     $ 298        $ 714
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                   401          503
     Amortization of discounts and loan costs                        12           22
     Casualty gain                                                 (232)        (352)
     Change in accounts:
      Receivables and deposits                                      224          (25)
      Other assets                                                  (43)         (30)
      Accounts payable                                              (11)         (52)
      Tenant security deposit liabilities                           (15)         (11)
      Accrued property taxes                                         25           13
      Other liabilities                                              20           67
      Due to affiliates                                            (203)          20
            Net cash provided by operating activities               476          869

Cash flows from investing activities:
  Property improvements and replacements                           (362)        (792)
  Insurance proceeds received                                       232          456
  Net withdrawals from restricted escrows                            --           16
            Net cash used in investing activities                  (130)        (320)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (233)        (305)
  Distributions to partners                                      (2,087)        (313)
  Advance from affiliate                                             --          100
  Payments on advance from affiliate                                 --         (100)
            Net cash used in financing activities                (2,320)        (618)

Net decrease in cash and cash equivalents                        (1,974)         (69)
Cash and cash equivalents at beginning of period                  2,107          291

Cash and cash equivalents at end of period                       $ 133        $ 222

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 632        $ 906

Supplemental disclosure of non-cash flow information:
  Property improvements and replacements included in
   accounts payable                                               $ 39        $ --

At December  31,  2002,  accounts  payable  included  approximately  $304,000 of
property   improvements  and   replacements   which  are  included  in  property
improvements and replacements for the nine months ended September 30, 2003.

            See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES I
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties I (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P. is also an affiliate of AIMCO. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

                                                       For the Nine Months Ended
                                                              September 30,
                                                              (in thousands)
                                                           2003            2002
Net cash provided by operating activities                 $ 476           $ 869
  Payments on mortgage notes payable                        (233)          (305)
  Property improvements and replacements                     (58)          (792)
  Change in restricted escrows, net                           --            16
  Changes in reserves for net operating
    liabilities                                                3            18
  Additions to operating reserves                           (188)           --

Net cash used in operations                                $ --         $ (194)

During the nine months ended September 30, 2003 the Corporate General Partner reserved approximately $188,000 to fund continuing capital improvements, repairs and operations at the Partnership's investment properties.

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

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $138,000 and $188,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in operating expenses and income from discontinued operations.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $85,000 and $189,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $70,000 for the nine months ended September 30, 2002. Less than $1,000 in construction management services was paid for the nine months ended September 30, 2003. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

In accordance with the Partnership Agreement, during the nine months ended September 30, 2002 an affiliate of the Corporate General Partner loaned the Partnership $100,000 to cover operating expenses at Quail Hollow Apartments. The entire balance was repaid during the same period. Interest was charged at prime plus 2% and amounted to less than $1,000. There were no loans from the Corporate General Partner or associated interest expense during the nine months ended September 30, 2003.

The Partnership Agreement provides for a commission to the Corporate General Partner upon the sale of the Partnership's investment properties. These commissions are payable when certain levels of return are received by the limited partners. During the nine months ended September 30, 2003 these returns were met and the Partnership paid approximately $203,000 of such commissions related to the sale of Stone Mountain West Apartments in 2002, Heritage Pointe Apartments in 2000, Lamplighter and Middle Plantation in 1984 and Yorktown Apartments in 1983.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the nine months ended September 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $51,000 and $85,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Casualty

During December 2001, there was a fire at Quail Hollow Apartments that damaged eight apartment units. During the nine months ended September 30, 2002, a net casualty gain of $352,000 was recorded as the result of insurance proceeds received of approximately $456,000 less the book value of the damaged assets of approximately $104,000. During the nine months ended September 30, 2003, a net casualty gain of approximately $232,000 was recorded as the result of additional insurance proceeds received. All damaged assets were written off during 2002.

Note E - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Corporate General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Corporate General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Corporate General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Corporate General Partner the claims will not result in any material liability to the Partnership.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 2003 and 2002:

                                                            Average
                                                           Occupancy
       Property                                        2003          2002

       Quail Hollow Apartments
          West Columbia, South Carolina                91%            90%

       Windsor Hills Apartments (1)
          Blacksburg, Virginia                         87%            91%

(1) The Corporate General Partner attributes the decrease in occupancy at Windsor Hills Apartments primarily to a decrease in enrollment at Virginia Tech University.

Results of Operations

The Partnership recognized a net loss of approximately $65,000 for the three months ended September 30, 2003 and net income of approximately $298,000 for the nine months ended September 30, 2003, compared to net income of approximately $426,000 and $714,000 for the three and nine months ended September 30, 2002, respectively. The decrease in net income for the three and nine months ended September 30, 2003 is due to a decrease in total revenues, an increase in total expenses and a decrease in income from discontinued operations.

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

The Partnership recognized a loss from continuing operations of approximately $65,000 for the three months ended September 30, 2003 and income from continuing operations of approximately $298,000 for the nine months ended September 30, 2003 compared to income of approximately $410,000 and $653,000 for the corresponding periods in 2002. The decrease in income from continuing operations for the three and nine months ended September 30, 2003 is due to a decrease in total revenues and an increase in total expenses. The decrease in total revenues for both periods is due to a decrease in rental income and a decrease in casualty gain (as discussed below) partially offset by an increase in other income. Rental income decreased primarily due to decreased occupancy and an increase in concession costs at Windsor Hills Apartments and an increase in bad debt expenses at Quail Hollow Apartments partially offset by an increase in occupancy at Quail Hollow Apartments. Other income increased for both periods due to increases in utility reimbursements at both properties and late charge fees billed at Quail Hollow Apartments.

During December 2001, there was a fire at Quail Hollow Apartments that damaged eight apartment units. During the nine months ended September 30, 2002, a net casualty gain of $352,000 was recorded as the result of insurance proceeds received of approximately $456,000 less the book value of the damaged assets of approximately $104,000. During the nine months ended September 30, 2003, a net casualty gain of approximately $232,000 was recorded as the result of additional insurance proceeds received. All damaged assets were written off during 2002.

Total expenses increased for both periods ending September 30, 2003 due to increases in operating, depreciation, and property tax expenses partially offset by decreases in interest and general and administrative expenses. Operating expenses increased due primarily to an increase in maintenance expenses. Maintenance expenses increased due to increases in contract services, a decrease in the capitalization of certain direct and indirect project costs, primarily payroll related costs, and an increase in snow removal expenses at Windsor Hills Apartments. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated. Property tax expense increased due to an increase in the tax rates at both of the properties. Interest expense decreased due to the declining of mortgage principal as a result of the payment of scheduled mortgage payments at both properties.

General and administrative expenses decreased due to a decrease in the cost of services included in the management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expense for the three and nine months ended September 30, 2003 and 2002 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Corporate General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 2003, the Partnership had cash and cash equivalents of approximately $133,000 compared to approximately $222,000 at September 30, 2002. Cash and cash equivalents decreased approximately $1,974,000 since December 31, 2002 due to approximately $2,320,000 of cash used in financing activities and approximately $130,000 of cash used in investing activities, partially offset by approximately $476,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership's properties and distributions to partners. Cash used in investing activities consisted of property improvements and replacements partially offset by insurance proceeds received for the casualty at Quail Hollow Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

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

Quail Hollow Apartments

During the nine months ended September 30, 2003, the Partnership completed less than $1,000 of capital improvements at Quail Hollow Apartments. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $16,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of roof, floor covering and pool deck replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Windsor Hills Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $96,000 of capital improvements at Windsor Hills Apartments, consisting primarily of floor covering replacements, interior decorations, air conditioning upgrades, furniture and fixtures and office computers. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $29,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacements, new cabinets and exterior painting. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital improvements will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $11,349,000 requires monthly principal and interest payments and matures between October 2018 and January 2021. The mortgage indebtedness encumbering Quail Hollow Apartments requires a balloon payment of approximately $1,284,000 at maturity in October 2018. The mortgage indebtedness encumbering Windsor Hills Apartments is scheduled to be fully amortized at its maturity in January 2021. The Corporate General Partner will attempt to refinance the indebtedness of Quail Hollow Apartments and/or sell the property prior to its maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing the property through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2003 and 2002 (in thousands, except per unit data):

               Nine Months Ended    Per Limited    Nine Months Ended    Per Limited
                 September 30,      Partnership      September 30,      Partnership
                      2003              Unit              2002              Unit

Operations           $ 325            $ 19.53            $ 313            $ 18.80
Sale (1)             1,762             113.40                --                --
                    $2,087            $132.93            $ 313            $ 18.80

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 11,938.50 limited partnership units (the "Units") in the Partnership representing 79.59% of the outstanding Units at September 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 79.59% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include, but are not limited to, changes in national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's assets.

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

                           PART II - OTHER INFORMATION


ITEM 1.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Corporate General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Corporate General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Corporate General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Corporate General Partner the claims will not result in any material liability to the Partnership.

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

               32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2003.

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


                                    Date: November 13, 2003

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

Date: November 13, 2003

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

Date: November 13, 2003
                                    /s/Paul J. McAuliffe
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer  of  Shelter  Realty I  Corporation,
                                    equivalent of the chief financial officer of
                                    the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties I (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 13, 2003

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.