Form 10KSB
period 2003-12-31
SHELTER PROPERTIES I LTD PARTNERSHIP
filed 2004-03-29
CIK 316220

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                    For the fiscal year ended December 31, 2003

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

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

State issuer's revenues for its most recent fiscal year.  $3,728,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.


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

The Partnership is engaged in the business of operating and holding real estate properties for investment. In 1980, during its acquisition phase, the Partnership acquired seven existing apartment properties. The Partnership continues to own and operate two of these properties (see "Item 2. Description of Properties").

Commencing July 3, 1980, the Partnership offered pursuant to a Registration Statement filed with the Securities and Exchange Commission up to 14,900 Units of Limited Partnership Interest (the "Units") at a purchase price of $1,000 per Unit with a minimum purchase of 5 Units ($5,000). An additional 100 Units were purchased by the Corporate General Partner.

The offering terminated on September 10, 1980. Upon termination of the offering, the Partnership had accepted subscriptions for 15,000 Units, including 100 Units purchased by the Corporate General Partner, for an aggregate of $15,000,000. The Partnership invested approximately $11,000,000 of such proceeds in seven existing apartment properties and thereby completed its acquisition program in December 1980. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

The Partnership has no employees. Management and administrative services are performed by the Corporate General Partner and by agents retained by the Corporate General Partner. These services were provided by an affiliate of the Corporate General Partner for the years ended December 31, 2003 and 2002.

The Partnership receives income from its properties and is responsible for operating expenses, capital improvements and debt service payments under mortgage obligations secured by the properties. The Partnership financed its properties primarily through non-recourse debt. Therefore, in the event of default, the lender can generally look only to the subject property for recovery of amounts due.

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Corporate General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the Corporate General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States, and competition for the apartments is local.

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

Item 2.     Description of Properties

The following table sets forth the Partnership's investments in properties:

                                   Date of
Properties                         Purchase       Type of Ownership           Use

Quail Hollow Apartments            09/01/80  Fee ownership, subject to   Apartment
  West Columbia, South Carolina              first mortgage              215 units

Windsor Hills Apartments           09/01/80  Fee ownership, subject to   Apartment
  Blacksburg, Virginia                       first mortgage (1)          300 units

(1) Property is held by a Limited Partnership in which the Partnership owns a 99.99% interest.

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                              Gross
                            Carrying   Accumulated   Depreciable              Federal
Properties                    Value   Depreciation      Life      Method     Tax Basis
                                (in thousands)                            (in thousands)

Quail Hollow Apartments      $ 6,994     $ 4,696        5-34        S/L       $ 2,019

Windsor Hills Apartments       7,811       5,842        5-30        S/L         2,176

          Totals             $14,805     $10,538                              $ 4,195

See "Note A" to the financial statements included in "Item 7" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

                    Principal                                             Principal
                    Balance At      Stated                                 Balance
                   December 31,    Interest    Period      Maturity        Due At
Properties             2003          Rate     Amortized      Date       Maturity (1)
                  (in thousands)                                       (in thousands)

Quail Hollow         $ 4,925        7.48%     17.25 yrs    10/01/18        $ 1,284

Windsor Hills          6,328        7.22%      20 yrs      01/01/21             --

                     $11,253                                               $ 1,284

(1) See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2003 and 2002 for each property are as follows:

                                    Average Annual               Average Annual
                                     Rental Rates                  Occupancy
                                   (per unit)
 Properties                      2003            2002           2003        2002

 Quail Hollow                   $ 7,229         $ 7,278         91%          90%

 Windsor Hills                    7,342           7,162         86%          91%

The Corporate General Partner attributes the decrease in occupancy at Windsor Hills Apartments to changing market conditions and additional campus housing built in 2003 at Virginia Tech University.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2003 for each property were as follows:

                                                2003            2003
                                                Taxes           Rate
                                           (in thousands)

       Quail Hollow                             $ 120          28.69%
       Windsor Hills                              129           0.84%

Capital Improvements

Quail Hollow Apartments

During the year ended December 31, 2003, the Partnership spent approximately $4,000 in capital improvements at Quail Hollow Apartments consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $118,000. Additional capital improvements may be considered during 2004 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Windsor Hills Apartments

During the year ended December 31, 2003, the Partnership spent approximately $138,000 in capital improvements at Windsor Hills Apartments consisting primarily of floor covering replacements, interior decorations, air conditioning upgrades, furniture and fixtures, office computers, structural improvements, and fitness equipment repairs. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $165,000. Additional capital improvements may be considered during 2004 and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Corporate General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2003, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 15,000 limited partnership units (the "Units") aggregating $15,000,000 including 100 units which were purchased by the Corporate General Partner. The Partnership currently has 329 holders of record owning an aggregate of 15,000 Units. Affiliates of the Corporate General Partner owned 12,023.50 units or approximately 80.16% at December 31, 2003. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in thousands, except per unit data):

                      Year Ended      Per Limited       Year Ended      Per Limited
                     December 31,     Partnership      December 31,     Partnership
                         2003             Unit             2002             Unit

Operations              $ 325           $ 19.53           $ 313            $18.80
Sale (1)                 1,762           113.40               --               --
                        $2,087          $132.93           $ 313            $18.80

(1) Proceeds from Stone Mountain West Apartments sale in December 2002.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2004 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interests, in the Partnership, AIMCO and its affiliates owned 12,023.50 Units in the Partnership representing 80.16% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 80.16% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 2003 was approximately $332,000 compared to approximately $6,254,000 for the year ended December 31, 2002. The decrease in net income for the year ended December 31, 2003 is primarily due to a gain on the sale of Stone Mountain West Apartments recognized in the year ended December 31, 2002.

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

Effective January 1, 2002 the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has been already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations reflect the operations of Stone Mountain West Apartments as loss from discontinued operations. The Partnership sold Stone Mountain West Apartments in December 2002.

Income from continuing operations was approximately $332,000 for the year ended December 31, 2003 compared to income from continuing operations of approximately $903,000 for the year ended December 31, 2002. The decrease in income from continuing operations was due to an increase in total expenses and a decrease in total revenues. Total expenses increased due to increases in operating, depreciation,  and  property  tax  expenses,  partially  offset by a decrease in interest expense. General and administrative expense remained relatively constant. Operating expense increased due to increases in maintenance, property, and advertising expenses. Maintenance expense increased due to an increase in contract services and a decrease in the capitalization of certain direct and indirect project costs, primarily payroll related costs, at both of the Partnership's properties and increases in snow removal expense and environmental expense at Windsor Hills Apartments. Property expense increased due to increases in salaries and related benefits and utility expenses at both of the Partnership's properties, partially offset by reduced leasing commissions at Windsor Hills Apartments. Advertising expense increased primarily due to increases in internet advertising at both of the Partnership's properties, special promotions at Windsor Hills Apartments, and telephone advertising at Quail Hollow Apartments. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated. Property tax expense increased due primarily to an increase in the assessed value of the property at Windsor Hills Apartments. Interest expense decreased due to the declining of mortgage principal as a result of the payment of scheduled mortgage payments at both properties.

General and administrative expense remained relatively constant for the year ended December 31, 2002 compared to the year ended December 31, 2003. Included in general and administrative expense are the costs of services included in the management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expense for the years ended December 31, 2003 and 2002 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The decrease in total revenues for the year ended December 31, 2003 is due to a decrease in rental income and a decrease in casualty gain (as discussed below), partially offset by an increase in other income. Rental income decreased primarily due to decreased occupancy and an increase in concession costs at Windsor Hills Apartments and an increase in bad debt expenses at Quail Hollow Apartments partially offset by increased occupancy at Quail Hollow Apartments. Other income increased due to increases in utility reimbursements at both properties and an increase in cable TV fees and late charge fees billed at Quail Hollow Apartments.

During December 2001, there was a fire at Quail Hollow Apartments that damaged eight apartment units. During the year ended December 31, 2002, a net casualty gain of $352,000 was recorded as the result of insurance proceeds received of approximately $456,000 less the book value of the damaged assets of approximately $104,000. During the year ended December 31, 2003, a net casualty gain of approximately $232,000 was recorded as the result of additional insurance proceeds received. All damaged assets were written off during 2002.

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

Liquidity and Capital Resources

At  December  31,  2003  the  Partnership  had  cash  and  cash  equivalents  of approximately $115,000 compared to approximately $2,107,000 at December 31, 2002, a decrease of approximately $1,992,000. The decrease in cash and cash equivalents is due to approximately $2,416,000 and $193,000 of cash used in financing and investing activities, respectively, partially offset by approximately $617,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership's properties and distributions to partners. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received for the casualty at Quail Hollow Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, local, legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties and expects to budget approximately $283,000. Additional improvements may be considered and will depend on the physical condition of each property as well as replacement reserves and anticipated cash flow generated by each property. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

In accordance with the Partnership Agreement, an affiliate of the Corporate General Partner loaned the Partnership $100,000 during the year ended December 31, 2002 to cover operating expenses at Quail Hollow Apartments. The entire balance was repaid during the year ended December 31, 2002. Interest was charged at prime plus 2% and amounted to less than $1,000. There were no loans from the Corporate General Partner or associated interest expense during the year ended December 31, 2003.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $11,253,000 requires monthly principal and interest payments and matures between October 2018 and January 2021. The mortgage indebtedness encumbering Quail Hollow Apartments requires a balloon payment of approximately $1,284,000 at maturity in October 2018. The mortgage indebtedness encumbering Windsor Hills Apartments is scheduled to be fully amortized at its maturity in January 2021. The Corporate General Partner will attempt to refinance the indebtedness of Quail Hollow Apartments and/or sell the property prior to its maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing the property through foreclosure.

The Partnership distributed the following amounts during the year ended December 31, 2003 and 2002 (in thousands, except per unit data):

                      Year Ended      Per Limited       Year Ended      Per Limited
                     December 31,     Partnership      December 31,     Partnership
                         2003             Unit             2002             Unit

Operations              $ 325           $ 19.53           $ 313            $18.80
Sale (1)                 1,762           113.40               --               --
                        $2,087          $132.93           $ 313            $18.80

(1) Proceeds from Stone Mountain West Apartments sale in December 2002.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance that the Partnership will generate sufficient funds from operations to permit any distributions to its partners in 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests, in the Partnership, AIMCO and its affiliates owned 12,023.50 Units in the Partnership representing 80.16% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 80.16% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Item 7.     Financial Statements

SHELTER PROPERTIES I

LIST OF FINANCIAL STATEMENTS

     Report of Ernst & Young LLP, Independent Auditors

     Consolidated Balance Sheet - December 31, 2003

     Consolidated Statements of Operations - Years ended December 31, 2003 and 2002

     Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2003 and 2002

     Consolidated Statements of Cash Flows - Years ended December 31, 2003 and 2002

     Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Shelter Properties I


We have audited the accompanying consolidated balance sheet of Shelter Properties I as of December 31, 2003, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties I at December 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.


                                                            /s/ERNST & YOUNG LLP



Greenville, South Carolina
February 27, 2004

                              SHELTER PROPERTIES I

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2003


Assets
  Cash and cash equivalents                                                  $ 115
  Receivables and deposits                                                        84
  Restricted escrows                                                               5
  Other assets                                                                   350
  Investment properties (Notes B & E):
    Land                                                       $ 979
    Buildings and related personal property                     13,826
                                                                14,805
    Less accumulated depreciation                              (10,538)        4,267
                                                                            $ 4,821

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                            $ 51
  Tenant security deposit liabilities                                             72
  Accrued property taxes                                                         120
  Other liabilities                                                              244
  Mortgage notes payable (Note B)                                             11,253

Partners' Deficit
  General partners                                             $ (115)
  Limited partners (15,000 units issued and outstanding)        (6,804)       (6,919)
                                                                            $ 4,821

           See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES I

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                              Years Ended December 31,
                                                                2003           2002
Revenues:
  Rental income                                               $ 3,185         $ 3,354
  Other income                                                    311             241
  Casualty gain (Note G)                                          232             352
       Total revenues                                           3,728           3,947

Expenses:
  Operating                                                     1,563           1,252
  General and administrative                                      196             189
  Depreciation                                                    533             499
  Interest                                                        854             882
  Property taxes                                                  250             222
       Total expenses                                           3,396           3,044

Income from continuing operations                                 332             903

Loss from discontinued operations (Note A)                         --            (180)
Gain on sale of discontinued operations (Note F)                   --           5,531

   Net income (Note C)                                         $ 332          $ 6,254

Net income allocated to general partners                        $ 3            $ 62
Net income allocated to limited partners                          329           6,192

   Net income                                                  $ 332          $ 6,254

Net income per limited partnership unit:
  Income from continuing operations                           $ 21.93         $ 59.60
  Loss from discontinued operations                                --          (11.87)
  Gain on sale of discontinued operations                          --          365.07

Net income per limited partnership unit                       $ 21.93         $412.80

Distribution per limited partnership unit                     $132.93         $ 18.80


           See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES I

              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)


                                        Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners      Total

Original capital contributions            15,000        $ 2      $ 15,000     $ 15,002

Partners' deficit at
  December 31, 2001                       15,000       $ (56)    $(11,049)    $(11,105)

Distributions to partners                     --          (31)       (282)        (313)

Net income for the year ended
  December 31, 2002                           --           62       6,192        6,254

Partners' deficit at
  December 31, 2002                       15,000          (25)     (5,139)      (5,164)

Distributions to partners                     --          (93)     (1,994)      (2,087)

Net income for the year ended
  December 31, 2003                           --            3         329          332

Partners' deficit at
  December 31, 2003                       15,000       $ (115)   $ (6,804)    $ (6,919)


           See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES I

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                Years Ended December 31,
                                                                   2003         2002
Cash flows from operating activities:
  Net income                                                      $ 332        $ 6,254
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation                                                   533           672
      Amortization of discounts and loan costs                        17            20
      Gain on sale of investment property                             --        (5,531)
      Casualty gain                                                 (232)         (352)
      Loss on early extinguishment of debt                            --           182
      Change in accounts:
        Receivables and deposits                                     225          (226)
        Other assets                                                 (19)            9
        Accounts payable                                             (21)         (143)
        Tenant security deposit liabilities                          (13)          (48)
        Accrued property taxes                                         2            (7)
        Due to Affiliates                                           (193)           20
        Other liabilities                                            (14)           11
            Net cash provided by operating activities                617           861

Cash flows from investing activities:
  Property improvements and replacements                            (425)         (924)
  Net withdrawals from restricted escrows                             --            16
  Net proceeds from sale of investment property                       --         6,927
  Insurance proceeds received from casualty                          232           456
            Net cash (used in) provided by investing
              activities                                            (193)        6,475

Cash flows from financing activities:
  Payments on mortgage notes payable                                (329)         (409)
  Distributions to partners                                       (2,087)         (313)
  Repayment of mortgage note payable                                  --        (4,798)
  Advance from affiliate                                              --           100
  Payments on advance from affiliate                                  --          (100)
            Net cash used in financing activities                 (2,416)       (5,520)

Net (decrease) increase in cash and cash equivalents              (1,992)        1,816
Cash and cash equivalents at beginning of the year                 2,107           291
Cash and cash equivalents at end of the year                      $ 115        $ 2,107

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 877        $ 1,236

Supplemental disclosures of non-cash flow information:
  Property improvements and replacements included in
    accounts payable                                               $ 21         $ 304


           See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2003


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

Principles of Consolidation

The Partnership's financial statements include all of the accounts of the Partnership and its 99.99% owned partnership. The general partner of this partnership is Shelter Realty I Corporation. Shelter Realty I Corporation may be removed by the Partnership; therefore, this partnership is controlled and consolidated by the Partnership. All significant interpartnership transactions have been eliminated.

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

                                                        Years Ended December 31,
                                                            2003         2002
                                                              (in thousands)

Net cash provided by operating activities                  $ 617         $ 861
  Property improvements and replacements                     (425)         (924)
  Payments on mortgage notes payable                         (329)         (409)
  Changes in reserves for net operating liabilities            33           384
  Changes in restricted escrows, net                           --            16
Net cash used in operations                                $ (104)       $ (72)

During the years ended December 31, 2003 and 2002 the Corporate General Partner used approximately $104,000 and $72,000 of reserves to fund continuing capital improvements, repairs and operations at the Partnership's investment properties.

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

Other Reserves

The Corporate General Partner may designate a portion of cash generated from operations as "other reserves" in determining net cash used in operations. The Corporate General Partner designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current year that are expected to require the use of cash during the next year. The change in the other reserves during 2003 and 2002 was an increase of approximately $33,000 and $384,000, respectively. These amounts were determined by considering changes in the balance of receivables and deposits, other assets, accounts payable, tenant security deposit liabilities, accrued property taxes, due to affiliate and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt at the partnership's incremental borrowing rate is approximately $12,260,000.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $88,000 at December 31, 2003 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Loan Costs

Loan costs of approximately $354,000, less accumulated amortization of approximately $50,000, are included in other assets and are being amortized by the straight-line method over the life of the loans. Amortization expense for 2003 was approximately $17,000. Loan cost amortization expense is expected to be approximately $19,000 for each of the years 2004 through 2008.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease, and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Leases

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

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

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2003 and 2002.

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $38,000 and $28,000 for the years ended December 31, 2003 and 2002, respectively, were charged to operating expense.

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

Recent Accounting Pronouncements

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations reflect the operations of Stone Mountain West Apartments, which sold December 27, 2002, as loss from discontinued operations.

Note B - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

                              Principal     Monthly                            Principal
                             Balance At     Payment      Stated                 Balance
                            December 31,   Including    Interest  Maturity       Due At
                                2003        Interest      Rate      Date        Maturity
                                  (in thousands)                             (in thousands)
Properties

Quail Hollow Apartments        $ 4,925        $ 42       7.48%    10/01/18      $ 1,284
Windsor Hills Apartments         6,328           54      7.22%    01/01/21           --

                               $11,253        $ 96                              $ 1,284

The mortgage notes payable are nonrecourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. Prepayment penalties are required if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2003 are as follows (in thousands):

                               2004              $ 321
                               2005                 362
                               2006                 389
                               2007                 419
                               2008                 450
                            Thereafter            9,312
                                                $11,253

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                                     2003         2002
Net income as reported                              $ 332       $ 6,254
Add (deduct):
  Depreciation differences                              18          (43)
  Change in prepaid rental                              27           (4)
  Gain on sale                                        (100)        (210)
  Casualty gain                                       (232)        (352)
  Other                                                102         (127)
Federal taxable income                              $ 147       $ 5,518
Federal taxable income per limited
  partnership unit                                  $ 9.73      $364.65

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                  Net liabilities as reported              $(6,919)
                  Land and buildings                           156
                  Accumulated depreciation                    (228)
                  Syndication fees                           1,895
                  Other                                        360
                  Net liabilities - tax basis              $(4,736)

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

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $176,000 and $251,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $124,000 and $191,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $71,000 for the year ended December 31, 2002. Less than $1,000 in construction management services was paid for the year ended December 31, 2003. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

In accordance with the Partnership Agreement, during the year ended December 31, 2002, an affiliate of the Corporate General Partner loaned the Partnership $100,000 to cover operating expenses at Quail Hollow Apartments. The entire balance was repaid during the year ended December 31, 2002. Interest was charged at prime plus 2% and amounted to less than $1,000. There were no loans from the Corporate General Partner or associated interest expense for the year ended December 31, 2003.

The Partnership Agreement provides for a commission to the Corporate General Partner upon the sale of the Partnership's investment properties. These commissions are payable when certain levels of return are received by the limited partners. During the years ended December 31, 2003 these returns were met and the Partnership paid approximately $203,000 of such commissions related to the sale of Stone Mountain West Apartments in 2002, Heritage Pointe Apartments in 2000, Lamplighter and Middle Plantation in 1984 and Yorktown Apartments in 1983.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the year ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $51,000 and $85,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests, in the Partnership, AIMCO and its affiliates owned 12,023.50 Units in the Partnership representing 80.16% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 80.16% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Note E - Real Estate and Accumulated Depreciation

                                                       Initial Cost
                                                      To Partnership
                                                      (in thousands)

                                                              Buildings          Cost
                                                             and Related     Capitalized
                                                               Personal     Subsequent to
Description                        Encumbrances      Land      Property      Acquisition
                                  (in thousands)                            (in thousands)

Quail Hollow Apartments               $ 4,925       $ 459      $ 3,754         $ 2,781
Windsor Hills Apartments                6,328          520       4,575           2,716
     Total                            $11,253       $ 979      $ 8,329         $ 5,497


                          Gross Amount At Which Carried
                              At December 31, 2003
                                 (in thousands)

                           Buildings
                          And Related
                           Personal            Accumulated    Date of      Date    Depreciable
Description        Land   Properties   Total   Depreciation Construction Acquired  Life-Years

Quail Hollow       $ 459    $ 6,535   $ 6,994    $ 4,696       1973     09/01/80     5-34
Windsor Hills        520      7,291     7,811      5,842       1973     09/01/80     5-30

     Totals        $ 979    $13,826   $14,805    $10,538

Reconciliation of "real estate and accumulated depreciation":

                                                     December 31,
                                                   2003         2002
                                                    (in thousands)
Real Estate
Balance at beginning of year                      $14,663      $18,995
  Property improvements                               142        1,228
  Dispositions of assets                               --       (5,560)
Balance at end of year                            $14,805      $14,663

Accumulated Depreciation
Balance at beginning of year                      $10,005      $13,564
  Additions charged to expense                        533          672
  Disposal of assets                                   --       (4,231)
Balance at end of year                            $10,538      $10,005

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2003 and 2002, is approximately $14,961,000 and $14,993,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2003 and 2002, is approximately $10,766,000 and $10,251,000, respectively.

Note F - Sale of Investment Property

On December 27, 2002 the Partnership sold Stone Mountain West Apartments to an unaffiliated third party for net sales proceeds of approximately $6,927,000 after payment of closing costs. A portion of the sales proceeds were used to repay the remaining principal balance of the mortgage encumbering the property of approximately $4,798,000. The Partnership realized a gain of approximately $5,531,000 on the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $182,000 as a result of unamortized loan cost being written off. This amount is included in loss from discontinued operations. Revenues for Stone Mountain West were approximately $1,382,000 for the year ended December 31, 2002.

Note G - Casualty

During December 2001, there was a fire at Quail Hollow Apartments that damaged eight apartment units. During the year ended December 31, 2002, a net casualty gain of $352,000 was recorded as the result of insurance proceeds received of approximately $456,000 less the book value of the damaged assets of approximately $104,000. During the year ended December 31, 2003, a casualty gain of approximately $232,000 was recorded as the result of additional insurance proceeds received. All damaged assets were written off during 2002.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Corporate General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

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

Item 8a.    Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III

Item 9.  Directors,  Officers,  Promoters and Control  Persons;  Compliance with
         Section 16(a) of the Exchange Act

The Partnership has no directors or officers. The Corporate General Partner is Shelter Realty I Corporation. The names and ages of, as well as the positions and offices held by, the present directors and officers of the Corporate General Partner are set forth below. There are no family relationships between or among any directors or officers.

Name                        Age    Position

Peter K. Kompaniez           59    Director
Martha L. Long               44    Director and Senior Vice President
Harry G. Alcock              41    Executive Vice President
Miles Cortez                 60    Executive Vice President, General Counsel
                                     and Secretary
Patti K. Fielding            40    Executive Vice President
Paul J. McAuliffe            47    Executive Vice President and Chief
                                     Financial Officer
Thomas M. Herzog             41    Senior Vice President and Chief Accounting
                                     Officer

Peter K. Kompaniez has been Director of the Corporate General Partner since February 2004. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the Corporate General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

Martha L. Long has been a Director and Senior Vice President of the Corporate General Partner since February 2004. Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the Corporate General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President of the Corporate General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles  Cortez was  appointed  Executive  Vice  President,  General  Counsel  and
Secretary of the Corporate General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Corporate General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for securities and debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 and served as Vice President - Tenders, Securities and Debt until January 2000.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Corporate General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Corporate General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

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

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.    Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 2003, no person or entity was known to own of record or beneficially more than 5% of the Limited Partnership Units of the Partnership.

                                           Number of Units      Percentage

           Cooper River Properties, LLC         1,145.0            7.63%
             (an affiliate of AIMCO)
           AIMCO IPLP, L.P.                     5,864.0           39.09%
             (an affiliate of AIMCO)
           AIMCO Properties, L.P.               5,014.5           33.44%
             (an affiliate of AIMCO)

Cooper River Properties, LLC and AIMCO IPLP, L.P. (formerly known as Insignia Properties, L.P.) are indirectly ultimately owned by AIMCO. Their business addresses are 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, L.P. is indirectly ultimately owned by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

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

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $176,000 and $251,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $124,000 and $191,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $71,000 for the year ended December 31, 2002. Less than $1,000 in construction management services was paid for the year ended December 31, 2003. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

In accordance with the Partnership Agreement, during the year ended December 31, 2002, an affiliate of the Corporate General Partner loaned the Partnership $100,000 to cover operating expenses at Quail Hollow Apartments. The entire balance was repaid during the year ended December 31, 2002. Interest was charged at prime plus 2% and amounted to less than $1,000. There were no loans from the Corporate General Partner or associated interest expense for the year ended December 31, 2003.

The Partnership Agreement provides for a commission to the Corporate General Partner upon the sale of the Partnership's investment properties. These commissions are payable when certain levels of return are received by the limited partners. During the year ended December 31, 2003 these returns were met and the Partnership paid approximately $203,000 of such commissions related to the sale of Stone Mountain West Apartments in 2002, Heritage Pointe Apartments in 2000, Lamplighter and Middle Plantation in 1984 and Yorktown Apartments in 1983.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $51,000 and $85,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests, in the Partnership, AIMCO and its affiliates owned 12,023.50 Units in the Partnership representing 80.16% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 80.16% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See attached Exhibit Index.

      (b) Reports on Form 8-K filed in the fourth quarter of 2003:

            None.

Item 14.    Principal Accounting Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $42,000 and $41,000 for 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $16,000 and $21,000, respectively.

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


                                    SHELTER PROPERTIES I


                                    By:   Shelter Realty I Corporation
                                          Corporate General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Thomas M. Herzog
                                          Thomas M. Herzog
                                          Senior Vice President and
                                          Chief Accounting Officer


                                    Date: March 29, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.


/s/Peter K. Kompaniez         Director                      Date: March 29, 2004
Peter K. Kompaniez


/s/Martha L. Long             Director and Senior Vice      Date: March 29, 2004
Martha L. Long                President


/s/Thomas M. Herzog           Senior Vice President and     Date: March 29, 2004
Thomas M. Herzog              Chief Accounting Officer

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

(a) Purchase Agreement dated December 5, 1979, between Quail Hollow Associates Limited Partnership and U.S. Shelter Corporation to purchase Quail Hollow Apartments.*

(b) Purchase Agreement dated December 5, 1979, between Windsor Associates and U.S. Shelter Corporation to purchase Windsor Hills Apartments.*

                  *Filed  as  Exhibits   12(c)  and  12(d),   respectively,   to
                  Registration Statement No. 2-67384 of Registrant filed April 16, 1980 and incorporated herein by reference.

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

10(ii) Form of Management Agreement with U.S. Shelter Corporation subsequently assigned to Shelter Management Group, L.P. (now known as AIMCO IPLP, L.P.) (Filed with Amendment No. 1 of Registration Statement, No. 2-67384 of Registrant filed July 3, 1980 and incorporated herein by reference).

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

Exhibit 31.1


                                  CERTIFICATION


I, Martha L. Long, certify that:


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

Date:  March 29, 2004

                                /s/Martha L. Long
                                 Martha L. Long
                                    Senior Vice  President  of Shelter  Realty I
                                    Corporation,   equivalent   of   the   chief
                                    executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Thomas M. Herzog, certify that:


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

Date:  March 29, 2004

                                    /s/Thomas M. Herzog
                                    Thomas M. Herzog
                                    Senior Vice  President and Chief  Accounting
                                    Officer  of  Shelter  Realty I  Corporation,
                                    equivalent of the chief financial officer of
                                    the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Shelter Properties I Limited Partnership (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:


      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 29, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  March 29, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.