Form 10QSB
period 2004-03-31
SHELTER PROPERTIES I LTD PARTNERSHIP
filed 2004-05-14
CIK 316220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2004


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
                        (in thousands, except unit data)

                                 March 31, 2004

Assets
   Cash and cash equivalents                                                 $ 151
   Receivables and deposits                                                       92
   Restricted escrows                                                              5
   Other assets                                                                  413
   Investment properties:
      Land                                                     $ 979
      Buildings and related personal property                   13,850
                                                                14,829
      Less accumulated depreciation                            (10,673)        4,156
                                                                            $ 4,817

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 68
   Tenant security deposit liabilities                                            73
   Accrued property taxes                                                         64
   Other liabilities                                                             242
   Due to affiliates (Note C)                                                     16
   Mortgage notes payable                                                     11,187

Partners' Deficit
   General partners                                            $ (114)
   Limited partners (15,000 units issued and
      outstanding)                                              (6,719)       (6,833)
                                                                            $ 4,817


        See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES I
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                               Three Months Ended
                                                                    March 31,
                                                              2004            2003
Revenues:
  Rental income                                               $ 762           $ 839
  Other income                                                    79             112
  Casualty gain (Note D)                                          --             232
       Total revenues                                            841           1,183

Expenses:
  Operating                                                      306             367
  General and administrative                                      38              55
  Depreciation                                                   135             135
  Interest                                                       212             217
  Property taxes                                                  64              62
       Total expenses                                            755             836

Net income                                                     $ 86           $ 347

Net income allocated to general partners (1%)                  $ 1             $ 3
Net income allocated to limited partners (99%)                    85             344
Net income                                                     $ 86           $ 347

Net income per limited partnership unit                       $ 5.67         $ 22.93

Distribution per limited partnership unit                      $ --          $ 90.47


        See Accompanying Notes to Consolidated Financial Statements


                            SHELTER PROPERTIES I
           CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         15,000          $ 2        $15,000    $15,002

Partners' deficit at
   December 31, 2003                   15,000         $ (115)     $(6,804)    $(6,919)

Net income for the three months
   ended March 31, 2004                    --              1           85         86

Partners' deficit at
   March 31, 2004                      15,000         $ (114)     $(6,719)   $(6,833)


        See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES I
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                   2004         2003
Cash flows from operating activities:
  Net income                                                       $ 86       $ 347
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                    135         135
     Amortization of loan costs                                        5           3
     Casualty gain                                                    --        (232)
     Change in accounts:
      Receivables and deposits                                        (8)        (18)
      Other assets                                                   (68)         13
      Accounts payable                                                38        (347)
      Tenant security deposit liabilities                              1          --
      Accrued property taxes                                         (56)        (56)
      Other liabilities                                               (2)        189
      Due to affiliates                                               16          --
        Net cash provided by operating activities                    147          34

Cash flows from investing activities:
  Property improvements and replacements                             (45)        (14)
  Insurance proceeds received                                         --         232
        Net cash (used in) provided by investing activities          (45)        218

Cash flows from financing activities:
  Payments on mortgage notes payable                                 (66)        (77)
  Distributions to partners                                           --      (1,395)
  Advance from affiliate                                              98          --
  Payments on advance from affiliate                                 (98)         --
        Net cash used in financing activities                        (66)     (1,472)

Net increase (decrease) in cash and cash equivalents                  36      (1,220)
Cash and cash equivalents at beginning of period                     115       2,107
Cash and cash equivalents at end of period                        $ 151       $ 887

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 169       $ 212

Included in property  improvements  and  replacements for the three months ended
March 31, 2004 are approximately $21,000 of improvements which were included in accounts payable at December 31, 2003.

        See Accompanying Notes to Consolidated Financial Statements


                            SHELTER PROPERTIES I
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties I (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P. is also an affiliate of AIMCO. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

                                                      For the Three Months Ended
                                                               March 31,
                                                            (in thousands)
                                                         2004             2003
Net cash provided by operating activities               $ 147             $ 34
   Payments on mortgage notes payable                     (66)              (77)
   Property improvements and replacements                 (45)              (14)
   Changes in reserves for net operating
      liabilities                                          79               219
   Additions to operating reserves                       (115)             (162)

      Net cash from operations                           $ --             $ --

During the three months ended March 31, 2004 and 2003 the Corporate General Partner reserved approximately $115,000 and $162,000, respectively, to fund continuing capital improvements, repairs and operations at the Partnership's investment properties.

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

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $41,000 and $52,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in operating expenses.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $24,000 and $30,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in general and administrative expenses. Approximately $16,000 of these expenses were payable to the Corporate General Partner at March 31, 2004 and are included in due to affiliates.

In accordance with the Partnership Agreement, during the three months ended March 31, 2004 an affiliate of the Corporate General Partner loaned the Partnership $98,000 to cover real estate taxes at Quail Hollow Apartments. The entire balance was repaid during the same period. Interest was charged at prime plus 2% (6% at March 31, 2004) and amounted to approximately $1,000. There were no loans from the Corporate General Partner or associated interest expense during the three months ended March 31, 2003.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During 2004, the Partnership anticipates its cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $34,000. The Partnership was charged approximately $51,000 for 2003.

Note D - Casualty

During December 2001, there was a fire at Quail Hollow Apartments that damaged eight apartment units. During the three months ended March 31, 2003, a net casualty gain of $232,000 was recorded as the result of insurance proceeds received. All damaged assets were written off during 2002.

Note E - Contingencies

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Corporate General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Corporate General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 2004 and 2003:

                                                             Average
                                                            Occupancy
       Property                                        2004          2003

       Quail Hollow Apartments
          West Columbia, South Carolina                87%            91%

       Windsor Hills Apartments
          Blacksburg, Virginia                         88%            93%

The Corporate General Partner attributes the decrease in occupancy at Quail Hollow and Windsor Hills Apartments primarily to a poor economy in the property's market area.

The Partnership's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Corporate General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results of Operations

The Partnership's net income for the three months ended March 31, 2004 was approximately $86,000 compared to approximately $347,000 for the three months ended March 31, 2003. The decrease in net income for the three months ended March 31, 2004 is due to a decrease in total revenues partially offset by a decrease in total expenses. Total revenues decreased due to decreases in rental and other income and a decrease in casualty gain (as discussed below). Rental income decreased due to decreases in occupancy and average rental rates at both of the Partnership's properties, partially offset by a decrease in bad debt expense at Quail Hollow Apartments. Other income decreased due to decreases in late charge fees and deposit forfeitures primarily at Quail Hollow Apartments.

During December 2001, there was a fire at Quail Hollow Apartments that damaged eight apartment units. During the three months ended March 31, 2003, a net casualty gain of $232,000 was recorded as the result of insurance proceeds received. All damaged assets were written off during 2002.

Total expenses decreased due to decreases in operating and general and administrative expenses. Operating expenses decreased due to decreases in property expenses and management fees partially offset by an increase in maintenance expenses. Property expenses decreased primarily due to reduced payroll and related benefit expenses. Property management fees decreased due to a decrease in rental income. Maintenance expense increased primarily due to an increase in contract services at Quail Hollow Apartments.

General and administrative expenses decreased primarily due to a decrease in the costs of services included in the management reimbursements paid to the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses at both March 31, 2004 and 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2004, the Partnership had cash and cash equivalents of approximately $151,000 compared to approximately $887,000 at March 31, 2003. Cash and cash equivalents increased approximately $36,000 since December 31, 2003 due to approximately $147,000 of cash provided by operating activities partially offset by approximately $45,000 and $66,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of payments on mortgages encumbering the Partnership's properties and repayment of advances from affiliates, partially offset by advances from affiliates.

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

Quail Hollow Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $3,000 of capital improvements at Quail Hollow Apartments consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $115,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Windsor Hills Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $21,000 of capital improvements at Windsor Hills Apartments, consisting primarily of floor covering replacements and major landscaping. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $144,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital improvements will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $11,187,000 requires monthly principal and interest payments and matures between October 2018 and January 2021. The mortgage indebtedness encumbering Quail Hollow Apartments requires a balloon payment of approximately $1,284,000 at maturity in October 2018. The mortgage indebtedness encumbering Windsor Hills Apartments is scheduled to be fully amortized at its maturity in January 2021. The Corporate General Partner will attempt to refinance the indebtedness of Quail Hollow Apartments and/or sell the property prior to its maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing the property through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2004 and 2003 (in thousands, except per unit data):

                     Three Months     Per Limited      Three Months     Per Limited
                        Ended         Partnership         Ended         Partnership
                    March 31, 2004        Unit        March 31, 2003        Unit

Sale (1)                 $ --             $ --            $1,395           $90.47

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

In addition to its indirect ownership of the general partner interests, in the Partnership, AIMCO and its affiliates owned 12,023.50 Units in the Partnership representing 80.16% of the outstanding Units at March 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 80.16% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, its sole stockholder.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Corporate General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Corporate General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

            b) Reports on Form 8-K filed during the quarter ended March 31, 2004:

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


                                    Date: May 13, 2004

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

Date:  May 13, 2004

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

Date:  May 13, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties I Limited Partnership (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:


      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  May 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.