Form 10QSB
period 2004-06-30
SHELTER PROPERTIES I LTD PARTNERSHIP
filed 2004-08-13
CIK 316220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

                         PART I - FINANCIAL INFORMATION



Item 1.     Financial Statements



                              SHELTER PROPERTIES I
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2004


Assets
   Cash and cash equivalents                                                 $   100
   Receivables and deposits                                                       76
   Restricted escrows                                                              5
   Other assets                                                                  401
   Investment properties:
      Land                                                     $ 979
      Buildings and related personal property                   13,933
                                                                14,912
      Less accumulated depreciation                            (10,810)        4,102
                                                                            $ 4,684

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 99
   Tenant security deposit liabilities                                            76
   Accrued property taxes                                                         61
   Other liabilities                                                             258
   Mortgage notes payable                                                     11,104

Partners' Deficit
   General partners                                            $ (115)
   Limited partners (15,000 units issued and
      outstanding)                                              (6,799)       (6,914)
                                                                            $ 4,684

        See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES I
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                               Three Months Ended         Six Months Ended
                                                    June 30,                  June 30,
                                                2004         2003         2004          2003
Revenues:
  Rental income                                 $ 734        $ 811       $ 1,496      $ 1,650
  Other income                                      66           55          145          167
  Casualty gain (Note D)                            --           --           --          232
       Total revenues                              800          866        1,641        2,049

Expenses:
  Operating                                        430          379          736          746
  General and administrative                        41           44           79           99
  Depreciation                                     137          136          272          271
  Interest                                         208          214          420          431
  Property taxes                                    65           77          129          139
       Total expenses                              881          850        1,636        1,686

Net (loss) income                               $ (81)       $ 16          $ 5         $ 363

Net (loss) income allocated to general
  partner (1%)                                  $ (1)         $ 1         $ --          $ 4
Net (loss) income allocated to limited
  partners (99%)                                   (80)          15            5          359

                                                $ (81)       $ 16          $ 5         $ 363

Net (loss) income per limited
  partnership unit                             $ (5.33)     $ 1.00       $ 0.33       $ 23.93

Distributions per limited partnership
  unit                                          $ --        $ 36.47       $ --        $126.93


        See Accompanying Notes to Consolidated Financial Statements

                            SHELTER PROPERTIES I
           CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         15,000          $ 2        $15,000    $15,002

Partners' deficit at
   December 31, 2003                   15,000         $ (115)     $(6,804)    $(6,919)

Net income for the six months
   ended June 30, 2004                     --             --            5          5

Partners' deficit at
   June 30, 2004                       15,000         $ (115)     $(6,799)   $(6,914)


        See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES I
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Six Months Ended
                                                                        June 30,
                                                                   2004        2003
Cash flows from operating activities:
  Net income                                                      $ 5         $ 363
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                   272          271
     Amortization of loan costs                                      10            9
     Casualty gain                                                   --         (232)
     Change in accounts:
      Receivables and deposits                                        8          229
      Other assets                                                  (61)         (37)
      Accounts payable                                               26           14
      Tenant security deposit liabilities                             4           (4)
      Accrued property taxes                                        (59)         (45)
      Other liabilities                                              14          (13)
      Due to affiliates                                              --         (203)
        Net cash provided by operating activities                   219          352

Cash flows from investing activities:
  Property improvements and replacements                            (85)        (339)
  Insurance proceeds received                                        --          232
        Net cash used in investing activities                       (85)        (107)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (149)        (154)
  Distributions to partners                                          --       (1,988)
  Advance from affiliate                                             98           --
  Payments on advances from affiliate                               (98)          --
        Net cash used in financing activities                      (149)      (2,142)

Net decrease in cash and cash equivalents                           (15)      (1,897)
Cash and cash equivalents at beginning of period                    115        2,107

Cash and cash equivalents at end of period                       $ 100        $ 210

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 374        $ 422

Supplemental disclosure of non-cash activities:
  Property improvements and replacements included in
   accounts payable                                               $ 43        $ --

Included in property improvements and replacements for the six months ended June
30, 2004 are approximately $21,000 of improvements which were included in accounts payable at December 31, 2003.

        See Accompanying Notes to Consolidated Financial Statements


                            SHELTER PROPERTIES I
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties I (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P. is also an affiliate of AIMCO. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

                                                        For the Six Months Ended
                                                                 June 30,
                                                              (in thousands)
                                                           2004          2003
Net cash provided by operating activities                 $ 219         $ 352
  Payments on mortgage notes payable                        (149)        (154)
  Property improvements and replacements                     (85)        (339)
  Changes in reserves for net operating
    liabilities                                               68           59
  Additional reserves                                        (53)          --

      Net cash from operations                             $ --         $ (82)

During the six months ended June 30, 2004 the Corporate General Partner reserved approximately $53,000 to fund continuing capital improvements, repairs and operations at the Partnership's investment properties.

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

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately
$82,000 and $97,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in operating expenses.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $49,000 and $57,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in general and administrative expenses.

In accordance with the Partnership Agreement, during the six months ended June 30, 2004 an affiliate of the Corporate General Partner loaned the Partnership $98,000 to cover real estate taxes at Quail Hollow Apartments. The entire balance was repaid during the same period. Interest was charged at prime plus 2% (6% at June 30, 2004) and amounted to approximately $1,000. There were no loans from the Corporate General Partner or associated interest expense during the six months ended June 30, 2003.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the six months ended June 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $34,000 and $51,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Corporate General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Corporate General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Corporate General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 2004 and 2003:

                                                             Average
                                                            Occupancy
       Property                                        2004          2003

       Quail Hollow Apartments
          West Columbia, South Carolina                84%            91%

       Windsor Hills Apartments
          Blacksburg, Virginia                         87%            91%

The Corporate General Partner attributes the decrease in occupancy at Quail Hollow and Windsor Hills Apartments primarily to more stringent acceptance standards for new tenants.

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

Results of Operations

The Partnership's net income for the six months ended June 30, 2004 was approximately $5,000 compared to net income of approximately $363,000 for the six months ended June 30, 2003. The Partnership recognized a net loss of approximately $81,000 for the three months ended June 30, 2004 compared to net income of approximately $16,000 for the three months ended June 30, 2003. The decrease in net income for the six months ended June 30, 2004 is due to a decrease in total revenues partially offset by a decrease in total expenses. The decrease in net income for the three months ended June 30, 2004 is due to a decrease in total revenues and an increase in total expenses.

The decrease in total revenues for the six months ended June 30,2004 is due to decreases in rental and other income and a casualty gain recognized in 2003 (as discussed below). The decrease in total revenues for the three months ended June 30, 2004 is due to a decrease in rental income partially offset by an increase in other income. Rental income decreased for both periods due to decreases in average occupancy and average rental rates at Quail Hollow and Windsor Hills Apartments partially offset by a decrease in bad debt expense at Quail Hollow Apartments. Other income decreased for the six months ended June 30, 2004 primarily due to decreases in late charges and utility and Cable TV reimbursements at Quail Hollow Apartments. Other income increased for the three months ended June 30, 2004 due to increases in late charges, corporate unit rent, and lease cancellation fees at Quail Hollow Apartments partially offset by a decrease in utility reimbursements at both of the Partnership's properties.

During December 2001, there was a fire at Quail Hollow Apartments that damaged eight apartment units. During the six months ended June 30, 2003, a net casualty gain of $232,000 was recorded as the result of insurance proceeds received. All damaged assets were written off during 2002.

Total expenses decreased for the six months ended June 30, 2004 primarily due to a decrease in general and administrative expenses. Total expenses increased for the three months ended June 30, 2004 due to an increase in operating expenses partially offset by a decrease in property tax expense. Operating expenses increased for the three months ended June 30, 2004 due to increases in maintenance and administrative expenses partially offset by a decrease in management fees. Maintenance expense increased primarily due to an increase in contract services at both of the Partnership's properties. Administrative expense increased primarily due to an increase in training and travel expense at Windsor Hill Apartments. Management fees decreased due to a decrease in rental income at both Quail Hollow and Windsor Hills Apartments. Property tax expense decreased due to a decrease in the estimated property tax rate at Quail Hollow Apartments.

General and administrative expenses decreased for the six months ended June 30, 2004 primarily due to a decrease in the costs of services included in the management reimbursements paid to the Corporate General Partner as allowed under the Partnership Agreement and reduced professional fees. Also included in general and administrative expenses for both the three and six months ended June 30, 2004 and 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2004, the Partnership had cash and cash equivalents of approximately $100,000 compared to approximately $210,000 at June 30, 2003. Cash and cash equivalents decreased approximately $15,000 since December 31, 2003 due to approximately $85,000 and $149,000 of cash used in investing and financing activities, respectively, partially offset by approximately $219,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of payments on mortgages encumbering the Partnership's properties and repayment of advances from affiliates, partially offset by advances from affiliates.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Partnership's properties are detailed below.

Quail Hollow Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $33,000 of capital improvements at Quail Hollow Apartments consisting primarily of floor covering replacements and signage. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $85,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Windsor Hills Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $74,000 of capital improvements at Windsor Hills Apartments, consisting primarily of floor covering and air conditioning unit replacements, major landscaping and appliance upgrades. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $91,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital improvements will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $11,104,000 requires monthly principal and interest payments and matures between October 2018 and January 2021. The mortgage indebtedness encumbering Quail Hollow Apartments requires a balloon payment of approximately $1,284,000 at maturity in October 2018. The mortgage indebtedness encumbering Windsor Hills Apartments is scheduled to be fully amortized at its maturity in January 2021. The Corporate General Partner will attempt to refinance the indebtedness of Quail Hollow Apartments and/or sell the property prior to its maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing the property through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2004 and 2003 (in thousands, except per unit data):

                                      Per Limited                        Per Limited
                  Six Months Ended    Partnership    Six Months Ended    Partnership
                   June 30, 2004         Unit         June 30, 2003         Unit

Operations              $ --             $ --             $ 226            $ 13.53
Sale (1)                   --               --             1,762            113.40
                        $ --             $ --             $1,988           $126.93

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

Other

In addition to its indirect ownership of the general partner interests, in the Partnership, AIMCO and its affiliates owned 12,023.50 Units in the Partnership representing 80.16% of the outstanding Units at June 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 80.16% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, its sole stockholder.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Corporate General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Corporate General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Corporate General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

Item 6.     Exhibits and Reports on Form 8-K

            a) Exhibits:

                  See Exhibit Index attached.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2004:

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


                                    SHELTER PROPERTIES I


                                    By:   Shelter Realty I Corporation
                                          Corporate General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President


                                    Date: August 13, 2004

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

       (m) Multifamily Note dated June 27, 2001, by and between Shelter Properties I Limited Partnership, a South Carolina limited partnership, and GMAC Commercial Mortgage Corporation, relating to Quail Hollow Apartments. Filed as Exhibit 10(iii)(m) to Form 10-QSB of Registrant for quarter ended June 30, 2001 and incorporated herein by reference.

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 13, 2004

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


I, Stephen B. Waters, certify that:


1.    I have reviewed this quarterly report on Form 10-QSB of Shelter Properties
      I;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 13, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice   President  of  Shelter  Realty  I
                                    Corporation,  equivalent  of  the  chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties I Limited Partnership (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:


      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 13, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.