Form 10QSB
period 2004-09-30
SHELTER PROPERTIES I LTD PARTNERSHIP
filed 2004-11-12
CIK 316220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004


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
                        (in thousands, except unit data)

                               September 30, 2004



Assets
   Cash and cash equivalents                                                  $ 72
   Receivables and deposits                                                       69
   Restricted escrows                                                              5
   Other assets                                                                  415
   Investment properties:
      Land                                                     $ 979
      Buildings and related personal property                   14,018
                                                                14,997
      Less accumulated depreciation                            (10,941)        4,056
                                                                            $ 4,617

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 47
   Tenant security deposit liabilities                                            74
   Due to affiliates (Note C)                                                      7
   Accrued property taxes                                                        125
   Other liabilities                                                             264
   Mortgage notes payable                                                     11,019

Partners' Deficit
   General partners                                            $ (115)
   Limited partners (15,000 units issued and
      outstanding)                                              (6,804)       (6,919)
                                                                            $ 4,617

         See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES I
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                        Three Months Ended         Nine Months Ended
                                          September 30,              September 30,
                                        2004         2003          2004         2003
Revenues:
  Rental income                        $ 779         $ 768       $ 2,275      $ 2,418
  Other income                             87            78          232          245
  Casualty gain (Note D)                   --            --           --          232
       Total revenues                     866           846        2,507        2,895

Expenses:
  Operating                               450           465        1,186        1,211
  General and administrative               19            38           98          137
  Depreciation                            131           130          403          401
  Interest                                207           210          627          641
  Property taxes                           64            68          193          207
       Total expenses                     871           911        2,507        2,597

Net (loss) income                       $ (5)        $ (65)        $ --        $ 298

Net (loss) income allocated to
  general partners (1%)                 $ --         $ (1)         $ --         $ 3
Net (loss) income allocated
  to limited partners (99%)                (5)          (64)          --          295

Net (loss) income                       $ (5)        $ (65)        $ --        $ 298

Per limited partnership unit:

Net (loss) income per limited
  partnership unit                    $ (0.33)      $ (4.27)       $ --       $ 19.67
Distributions per limited
  partnership unit                      $ --        $ 5.94         $ --       $132.93

         See Accompanying Notes to Consolidated Financial Statements

                             SHELTER PROPERTIES I
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                    Partnership      General      Limited
                                       Units        Partners     Partners     Total

Original capital contributions         15,000          $ 2        $15,000    $15,002

Partners' deficit at
  December 31, 2003                    15,000        $ (115)      $(6,804)    $(6,919)

Net income for the nine months
  ended September 30, 2004                 --            --            --         --

Partners' deficit at
  September 30, 2004                   15,000        $ (115)      $(6,804)   $(6,919)

         See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES I
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Nine Months Ended
                                                                    September 30,
                                                                    2004      2003
Cash flows from operating activities:
  Net income                                                      $ --        $ 298
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                   403          401
     Amortization of loan costs                                      14           12
     Casualty gain                                                   --         (232)
     Change in accounts:
      Receivables and deposits                                       15          224
      Other assets                                                  (79)         (43)
      Accounts payable                                              (10)         (11)
      Tenant security deposit liabilities                             2          (15)
      Accrued property taxes                                          5           25
      Other liabilities                                              20           20
      Due to affiliates                                               7         (203)
            Net cash provided by operating activities               377          476

Cash flows from investing activities:
  Property improvements and replacements                           (186)        (362)
  Insurance proceeds received                                        --          232
            Net cash used in investing activities                  (186)        (130)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (234)        (233)
  Distributions to partners                                          --       (2,087)
  Advance from affiliate                                             98           --
  Payments on advance from affiliate                                (98)          --
            Net cash used in financing activities                  (234)      (2,320)

Net decrease in cash and cash equivalents                           (43)      (1,974)
Cash and cash equivalents at beginning of period                    115        2,107

Cash and cash equivalents at end of period                        $ 72        $ 133

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 577        $ 632

Supplemental disclosure of non-cash activities:
  Property improvements and replacements included in
   accounts payable                                               $ 27        $ 39

Included in property  improvements  and  replacements  for the nine months ended
September 30, 2004 are approximately $21,000 of improvements which were included in accounts payable at December 31, 2003.

Included in property  improvements  and  replacements  for the nine months ended
September 30, 2003 are approximately $304,000 of improvements which were included in accounts payable at December 31, 2003.

         See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES I
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties I (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P. is also an affiliate of AIMCO. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2003.

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


                                                        For the Nine Months Ended
                                                               September 30,
                                                              (in thousands)
                                                           2004             2003

Net cash provided by operating activities                 $ 377             $ 476
  Payments on mortgage notes payable                        (234)             (233)
  Property improvements and replacements                    (186)             (362)
  Changes in reserves for net operating
    liabilities                                               40                 3
  Additions to operating reserves                             --                --

Net cash used in operations                                $ (3)           $ (116)

During the nine months ended September 30, 2004 and 2003 the Corporate General Partner used approximately $3,000 and $116,000, respectively, to fund continuing capital improvements, repairs and operations at the Partnership's investment properties.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $121,000 and $138,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in operating expenses.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $72,000 and $85,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in general and administrative expenses. At September 30, 2004 approximately $7,000 of these expenses remain unpaid and are included in due to affiliates.

In accordance with the Partnership Agreement, during the nine months ended September 30, 2004 an affiliate of the Corporate General Partner loaned the Partnership approximately $98,000 to cover real estate taxes at Quail Hollow Apartments. The entire balance was repaid during the same period. Interest was charged at prime plus 2% (6.75% at September 30, 2004) and amounted to approximately $1,000. There were no loans from the Corporate General Partner or associated interest expense during the nine months ended September 30, 2003.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the nine months ended September 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $44,000 and $51,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Casualty

During December 2001, there was a fire at Quail Hollow Apartments that damaged eight apartment units. During the nine months ended September 30, 2003, a net casualty gain of $232,000 was recorded as the result of insurance proceeds received. All damaged assets were written off during 2002.

Note E - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Corporate General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Corporate General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Corporate General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 2004 and 2003:

                                                            Average
                                                           Occupancy
       Property                                        2004          2003

       Quail Hollow Apartments
          West Columbia, South Carolina                87%            91%

       Windsor Hills Apartments
          Blacksburg, Virginia                         87%            87%

The Corporate General Partner attributes the decrease in occupancy at Quail Hollow Apartments primarily to more stringent acceptance standards for new tenants and tenants purchasing homes.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Corporate General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership's net income for the nine months ended September 30, 2004 was less than $1,000 compared to net income of approximately $298,000 for the nine months ended September 30, 2003. The Partnership recognized a net loss of approximately $5,000 for the three months ended September 30, 2004 compared to a net loss of approximately $65,000 for the three months ended September 30, 2003. The decrease in net income for the nine months ended September 30, 2004 is due to a decrease in total revenues partially offset by a decrease in total expenses. The decrease in net loss for the three months ended September 30, 2004 is due to a decrease in total expenses and an increase in total revenues.

The decrease in total revenues for the nine months ended September 30, 2004 is due to a decrease in rental income and a casualty gain recognized in 2003 (as discussed below). The increase in total revenues for the three months ended September 30, 2004 is due to increases in rental and other income. Rental income decreased for the nine months ended September 30, 2004 due to decreases in occupancy at Quail Hollow Apartments and average rental rates at both of the Partnership's properties, partially offset by a decrease in bad debt at Quail Hollow Apartments. Rental income increased for the three months ended September 30, 2004 due to an increase in occupancy at Windsor Hill Apartments partially offset by a decrease in average rental rates at both of the Partnership's properties. Other income increased for the three months ended September 30, 2004 due to increases in fees at both of the Partnership's properties.

During December 2001, there was a fire at Quail Hollow Apartments that damaged eight apartment units. During the nine months ended September 30, 2003, a net casualty gain of $232,000 was recorded as the result of insurance proceeds received. All damaged assets were written off during 2002.

Total expenses decreased for the three and nine months ended September 30, 2004 due to decreases in operating and general and administrative expenses. Additionally, total expenses decreased during the nine months ended September 30, 2004, due to decreases in interest and property tax expenses. Operating expenses decreased for the three and nine months ended September 30, 2004 primarily due to a decrease in property expense. Property expense decreased due to decreases in salaries and other related benefits primarily at Windsor Hills Apartments. Interest expense decreased for the nine months ended September 30, 2004 due to regularly scheduled mortgage payments which reduced the principal balance of the mortgage debt encumbering the Partnership's properties. Property tax expense decreased for the nine months ended September 30, 2004 due to a decrease in property tax rates at Quail Hollow Apartments.

General and administrative expenses decreased for the three and nine months ended September 30, 2004 due to a decrease in the costs of services included in the management reimbursements paid to the Corporate General Partner as allowed under the Partnership Agreement and reduced professional fees. Also included in general and administrative expenses for both the three and nine months ended September 30, 2004 and 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2004, the Partnership had cash and cash equivalents of approximately $72,000 compared to approximately $133,000 at September 30, 2003. Cash and cash equivalents decreased approximately $43,000 since December 31, 2003 due to approximately $186,000 and $234,000 of cash used in investing and financing activities, respectively, partially offset by approximately $377,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of payments on mortgages encumbering the Partnership's properties and repayment of advances from affiliates, partially offset by advances from affiliates.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for each of the Partnership's properties are detailed below.

Quail Hollow Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $77,000 of capital improvements at Quail Hollow Apartments consisting primarily of floor covering replacements, signage, roof and air conditioning unit replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $41,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Windsor Hills Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $115,000 of capital improvements at Windsor Hills Apartments, consisting primarily of floor covering and air conditioning unit replacements, major landscaping, parking area improvements, and appliance upgrades. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $50,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital improvements will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $11,019,000 requires monthly principal and interest payments and matures between October 2018 and January 2021. The mortgage indebtedness encumbering Quail Hollow Apartments requires a balloon payment of approximately $1,284,000 at maturity in October 2018. The mortgage indebtedness encumbering Windsor Hills Apartments is scheduled to be fully amortized at its maturity in January 2021. The Corporate General Partner will attempt to refinance the indebtedness of Quail Hollow Apartments and/or sell the property prior to its maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing the property through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2004 and 2003 (in thousands, except per unit data):


                 Nine months Ended    Per Limited   Nine months Ended    Per Limited
                    September 30      Partnership     September 30,      Partnership
                        2004             Unit              2003             Unit

Operations              $ --             $ --             $ 325            $ 19.53
Sale (1)                   --               --             1,762            113.40
                        $ --             $ --             $2,087           $132.93

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 12,023.50 Units in the Partnership representing 80.16% of the outstanding Units at September 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 80.16% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION


Item 1.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Corporate General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Corporate General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Corporate General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

Item 6.     Exhibits

            See Exhibit Index attached.

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


                                    SHELTER PROPERTIES I


                                    By:   Shelter Realty I Corporation
                                          Corporate General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President


                                    Date: November 12, 2004

                                  EXHIBIT INDEX


Exhibit

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

Date:  November 12, 2004

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

Date:  November 12, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice   President   of  Shelter   Realty  I
                                    Corporation,   equivalent   of  the  chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties I Limited Partnership (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:


      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 12, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 12, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.