Form 10KSB
period 2004-12-31
SHELTER PROPERTIES I LTD PARTNERSHIP
filed 2005-03-18
CIK 316220

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the fiscal year ended December 31, 2004

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

State issuer's revenues for its most recent fiscal year.  $3,411,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership has no employees. Management and administrative services are performed by the Corporate General Partner and by agents retained by the Corporate General Partner. These services were provided by an affiliate of the Corporate General Partner for the years ended December 31, 2004 and 2003.

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Corporate General Partner believes that the Partnership's properties are substantially in compliance with the present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland
Security, could have a negative effect on rent and occupancy levels at the Partnership's properties. The effect that future terrorist activities or threats of such activities could have on the Partnership's operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property. In this regard, the Partnership has purchased insurance to cover acts of terrorism. The Corporate General Partner does not anticipate that these costs will have a negative effect on the Partnership's consolidated financial condition or results of operations.

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

                              Gross
                            Carrying   Accumulated   Depreciable              Federal
Properties                    Value   Depreciation      Life      Method     Tax Basis
                                (in thousands)                            (in thousands)

Quail Hollow Apartments      $ 7,119     $ 4,946        5-34        S/L       $ 1,937

Windsor Hills Apartments       7,939       6,124        5-30        S/L         2,039

          Totals             $15,058     $11,070                              $ 3,976

See "Note A" to the financial statements included in "Item 7" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

                    Principal                                             Principal
                    Balance At      Stated                                 Balance
                   December 31,    Interest    Period      Maturity        Due At
Properties             2004          Rate     Amortized      Date       Maturity (1)
                  (in thousands)                                       (in thousands)

Quail Hollow         $ 4,785        7.48%     17.25 yrs    10/01/18        $ 1,284

Windsor Hills          6,148        7.22%      20 yrs      01/01/21             --

                     $10,933                                               $ 1,284

(1) See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2004 and 2003 for each property are as follows:

                                    Average Annual               Average Annual
                                     Rental Rates                  Occupancy
                                      (per unit)
 Properties                      2004            2003           2004        2003

 Quail Hollow (1)               $ 6,901         $ 7,183         88%          91%

 Windsor Hills (2)                6,972           7,220         90%          86%

(1) The Corporate General Partner attributes the decrease in occupancy at Quail Hollow Apartments primarily to more stringent acceptance standards for new tenants and tenants purchasing homes.

(2) The Corporate General Partner attributes the increase in occupancy at Windsor Hills Apartments primarily to an increase in lease renewals and reduced rental rates.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2004 for each property were as follows:

                                                2004            2004
                                                Taxes           Rate
                                           (in thousands)

       Quail Hollow                             $ 105          25.00%
       Windsor Hills                              134           0.87%

Capital Improvements

Quail Hollow Apartments

During the year ended December 31, 2004, the Partnership completed approximately $125,000 of capital improvements at Quail Hollow Apartments consisting primarily of floor covering replacements, signage, roof and air conditioning unit replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Windsor Hills Apartments

During the year ended December 31, 2004, the Partnership completed approximately $128,000 of capital improvements at Windsor Hills Apartments consisting primarily of floor covering, appliance and air conditioning unit replacements, and parking area improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2004, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 15,000 limited partnership units (the "Units") aggregating $15,000,000 including 100 units which were purchased by the Corporate General Partner. The Partnership currently has 329 holders of record owning an aggregate of 15,000 Units. Affiliates of the Corporate General Partner owned 12,023.50 units or approximately 80.16% at December 31, 2004. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                      Year Ended      Per Limited       Year Ended      Per Limited
                     December 31,     Partnership      December 31,     Partnership
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

(1) Proceeds from Stone Mountain West Apartments sale in December 2002.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2005 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 12,023.50 limited partnership units ("Units") in the Partnership representing 80.16% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 80.16% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 2004 was approximately $112,000 compared to net income of approximately $332,000 for the year ended December 31, 2003. The decrease in net income for the year ended December 31, 2004 is due to a decrease in total revenues partially offset by a decrease in total expenses.

The decrease in total revenues for the year ended December 31, 2004 is due to a decrease in rental income and a casualty gain recognized in 2003 (as discussed below). Rental income decreased for the year ended December 31, 2004 primarily due to a decrease in occupancy at Quail Hollow Apartments and a decrease in average rental rates at both of the Partnership's properties, slightly offset by an increase in occupancy at Windsor Hill Apartments and a decrease in bad debt expense at Quail Hollow Apartments.

During December 2001, there was a fire at Quail Hollow Apartments that damaged eight apartment units. During the year ended December 30, 2003, a net casualty gain of $232,000 was recorded as the result of additional insurance proceeds received. All damaged assets were written off during 2002.

Total expenses decreased for the year ended December 31, 2004 due primarily to a decrease in interest and general and administrative expenses. Interest expense decreased due to regularly scheduled mortgage payments, which reduced the principal balance of the mortgage debt encumbering the Partnership's properties. General and administrative expenses decreased for the year ended December 31, 2004 due to a decrease in the costs of services included in the management reimbursements paid to the Corporate General Partners as allowed under the Partnership Agreement and reduced audit fees. Also included in general and administrative expenses for years ended December 30, 2004 and 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies.

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

Liquidity and Capital Resources

At December 31, 2004 the Partnership had cash and cash equivalents of approximately $236,000 compared to approximately $115,000 at December 31, 2003. Cash and cash equivalents increased approximately $121,000 due to approximately $681,000 of cash provided by operating activities, partially offset by approximately $240,000 and $320,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of payments on mortgages encumbering the Partnership's properties and repayment of advances from affiliates, partially offset by advances from affiliates.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. Capital improvements will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

In accordance with the Partnership Agreement during the year ended December 31, 2004, an affiliate of the Corporate General Partner loaned the Partnership approximately $98,000 to cover real estate taxes at Quail Hollow Apartments. The entire balance was repaid during the same period. Interest was charged at prime plus 2% (7.25% at December 31, 2004) and amounted to approximately $1,000. There were no loans from the Corporate General Partner or associated interest expense during the year ended December 31, 2003.

The Partnership's assets are thought to be generally sufficient for near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $10,933,000 requires monthly principal and interest payments and matures between October 2018 and January 2021. The mortgage indebtedness encumbering Quail Hollow Apartments requires a balloon payment of approximately $1,284,000 at maturity in October 2018. The mortgage indebtedness encumbering Windsor Hills Apartments is scheduled to be fully amortized at its maturity in January 2021. The Corporate General Partner will attempt to refinance the indebtedness of Quail Hollow Apartments and/or sell the property prior to its maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing the property through foreclosure.

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                      Year Ended      Per Limited       Year Ended      Per Limited
                     December 31,     Partnership      December 31,     Partnership
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

(1) Proceeds from Stone Mountain West Apartments sale in December 2002.

Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations to permit any distributions to its partners in 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests, in the Partnership, AIMCO and its affiliates owned 12,023.50 limited partnership units ("Units") in the Partnership representing 80.16% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 80.16% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Item 7.     Financial Statements

SHELTER PROPERTIES I

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheet - December 31, 2004

      Consolidated Statements of Operations - Years ended December 31, 2004 and 2003

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2004 and 2003

      Consolidated Statements of Cash Flows - Years ended December 31, 2004 and 2003

      Notes to Consolidated Financial Statements

           Report of Independent Registered Public Accounting Firm



The Partners
Shelter Properties I


We have audited the accompanying consolidated balance sheet of Shelter Properties I as of December 31, 2004, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties I at December 31, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ERNST & YOUNG LLP



Greenville, South Carolina
March 10, 2005

                              SHELTER PROPERTIES I

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2004



Assets
  Cash and cash equivalents                                                  $ 236
  Receivables and deposits                                                        61
  Restricted escrows                                                               5
  Other assets                                                                   376
  Investment properties (Notes B & E):
    Land                                                       $ 979
    Buildings and related personal property                     14,079
                                                               15,058
    Less accumulated depreciation                              (11,070)        3,988
                                                                            $ 4,666

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                            $ 49
  Tenant security deposit liabilities                                             71
   Due to affiliates (Notes D and G)                                              32
  Accrued property taxes                                                         105
  Other liabilities                                                              283
  Mortgage notes payable (Note B)                                             10,933

Partners' Deficit
  General partners                                             $ (114)
  Limited partners (15,000 units issued and outstanding)        (6,693)       (6,807)
                                                                            $ 4,666

        See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES I

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                              Years Ended December 31,
                                                                2004           2003
Revenues:
  Rental income                                               $ 3,096         $ 3,185
  Other income                                                    315             311
  Casualty gain (Note F)                                           --             232
       Total revenues                                           3,411           3,728

Expenses:
  Operating                                                     1,563           1,563
  General and administrative                                      130             196
  Depreciation                                                    532             533
  Interest                                                        834             854
  Property taxes                                                  240             250
       Total expenses                                           3,299           3,396

   Net income (Note C)                                         $ 112           $ 332

Net income allocated to general partners  (1%)                  $ 1             $ 3
Net income allocated to limited partners  (99%)                   111             329

   Net income                                                  $ 112           $ 332

Per limited partnership unit:

Net income per limited partnership unit                        $ 7.40         $ 21.93

Distributions per limited partnership unit                      $ --          $132.93

        See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES I

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)

                                         Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners      Total

Original capital contributions            15,000        $ 2      $ 15,000     $ 15,002

Partners' deficit at
  December 31, 2002                       15,000       $ (25)    $ (5,139)    $ (5,164)

Distributions to partners                     --          (93)     (1,994)      (2,087)

Net income for the year ended
  December 31, 2003                           --            3         329          332

Partners' deficit at
  December 31, 2003                       15,000         (115)     (6,804)      (6,919)

Net income for the year ended
  December 31, 2004                           --            1         111          112

Partners' deficit at
  December 31, 2004                       15,000       $ (114)   $ (6,693)    $ (6,807)

        See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES I

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                Years Ended December 31,
                                                                   2004         2003
Cash flows from operating activities:
  Net income                                                      $ 112         $ 332
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation                                                   532           533
      Amortization of loan costs                                      19            17
      Casualty gain                                                   --          (232)
      Change in accounts:
        Receivables and deposits                                      23           225
        Other assets                                                 (45)          (19)
        Accounts payable                                             (15)          (21)
        Tenant security deposit liabilities                           (1)          (13)
        Accrued property taxes                                       (15)            2
        Due to Affiliates                                             32          (193)
        Other liabilities                                             39           (14)
            Net cash provided by operating activities                681           617

Cash flows from investing activities:
  Property improvements and replacements                            (240)         (425)
  Insurance proceeds received from casualty                           --           232
            Net cash used in investing activities                   (240)         (193)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (320)         (329)
  Distributions to partners                                           --        (2,087)
  Advance from affiliate                                              98            --
  Payments on advance from affiliate                                 (98)           --
            Net cash used in financing activities                   (320)       (2,416)

Net increase (decrease) in cash and cash equivalents                 121        (1,992)
Cash and cash equivalents at beginning of the year                   115         2,107
Cash and cash equivalents at end of the year                      $ 236         $ 115

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 778         $ 877

Supplemental disclosures of non-cash flow information:
  Property improvements and replacements included in
    accounts payable                                               $ 34         $ 21

Included in property  improvements  and replacements for the year ended December
31, 2003 are approximately $304,000 of improvements which were included in accounts payable at December 31, 2002.

        See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2004


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

                                                        Years Ended December 31,
                                                            2004         2003
                                                              (in thousands)

Net cash provided by operating activities                  $ 681         $ 617
  Property improvements and replacements                     (240)         (425)
  Payments on mortgage notes payable                         (320)         (329)
  Changes in reserves for net operating liabilities           (18)           33
   Additions to reserves                                     (103)           --
Net cash used in operations                                 $ --        $ (104)

During the year ended December 31, 2004, the Corporate General Partner reserved approximately $103,000 to fund continuing capital improvements, repairs and operations at the Partnership's investment properties.

During the year ended December 31, 2003 the Corporate General Partner used approximately $104,000 of reserves to fund continuing capital improvements, repairs and operations at the Partnership's investment properties. Distributions made from reserves no longer considered necessary by the Corporate General Partner are considered to be additional net cash from operations for allocation purposes.

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

Other Reserves

The Corporate General Partner may designate a portion of cash generated from operations as "other reserves" in determining net cash used in operations. The Corporate General Partner designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current year that are expected to require the use of cash during the next year. The change in the other reserves during 2004 and 2003 was a decrease and an increase of approximately $18,000 and $33,000, respectively. These amounts were determined by considering changes in the balance of receivables and deposits, other assets, accounts payable, tenant security deposit liabilities, accrued property taxes, due to affiliate and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate is approximately $11,338,000.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $222,000 at December 31, 2004 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Depreciation

Depreciation is calculated by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 5 years.

Deferred Costs

Loan costs of approximately $354,000, less accumulated amortization of approximately $70,000, are included in other assets. The loan costs are amortized over the terms of the related loan agreements. Amortization expense for 2004 was approximately $19,000. Loan cost amortization expense is expected to be approximately $19,000 for each of the years 2005 through 2009.

Leasing   commissions  and  other  direct  costs  incurred  in  connection  with successful leasing efforts are deferred and amortized over the terms of the related leases. Amortization of these costs is included in operating expenses.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease, and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Investment Properties

Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership capitalizes all expenditures in excess of $250 that clearly relate to the acquisition and installation of real and personal property components. These expenditures include costs incurred to replace existing property components, costs incurred to add a material new feature to a property, and costs that increase the useful life or service potential of a property component. These capitalized costs are depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2004 or 2003.

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $46,000 and $38,000 for the years ended December 31, 2004 and 2003, respectively, were charged to operating expense.

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

Note B - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

                              Principal     Monthly                            Principal
                             Balance At     Payment      Stated                 Balance
                            December 31,   Including    Interest  Maturity       Due At
                                2004        Interest      Rate      Date        Maturity
                                  (in thousands)                             (in thousands)
Properties

Quail Hollow Apartments        $ 4,785        $ 42       7.48%    10/01/18      $ 1,284
Windsor Hills Apartments         6,148           54      7.22%    01/01/21           --

                               $10,933        $ 96                              $ 1,284

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership's rental properties and by a pledge of revenues from the respective rental properties. The mortgage notes payable include a prepayment penalty if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2004 are as follows (in thousands):

                               2005              $  362
                               2006                 389
                               2007                 419
                               2008                 450
                               2009                 485
                            Thereafter            8,828
                                                $10,933

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                                     2004         2003
Net income as reported                              $ 112        $ 332
Add (deduct):
  Depreciation differences                              41           18
  Change in prepaid rental                               8           27
  Gain on sale                                          --         (100)
  Casualty gain                                         --         (232)
  Other                                                (66)         102
Federal taxable income                               $ 95        $ 147
Federal taxable income per limited
  partnership unit                                  $ 6.27       $ 9.73

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                  Net liabilities as reported              $ (6,807)
                  Land and buildings                            174
                  Accumulated depreciation                    (186)
                  Syndication fees                           1,895
                  Other                                        284
                  Net liabilities - tax basis              $ 4,640

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $167,000 and $176,000 for the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $98,000 and $124,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses. At December 31, 2004 approximately $32,000 of these expenses remain unpaid and are included in due to affiliates.

In accordance with the Partnership Agreement, during the year ended December 31, 2004 an affiliate of the Corporate General Partner loaned the Partnership approximately $98,000 to cover real estate taxes at Quail Hollow Apartments. The entire balance was repaid during the same period. Interest was charged at prime plus 2% and amounted to approximately $1,000. There were no loans from the Corporate General Partner or associated interest expense during the year ended December 31, 2003.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $43,000 and $51,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 12,023.50 limited partnership units ("Units") in the Partnership representing 80.16% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 80.16% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Note E - Real Estate and Accumulated Depreciation

                                                       Initial Cost
                                                      To Partnership
                                                      (in thousands)

                                                              Buildings          Cost
                                                             and Related     Capitalized
                                                               Personal     Subsequent to
Description                        Encumbrances      Land      Property      Acquisition
                                  (in thousands)                            (in thousands)

Quail Hollow Apartments               $ 4,785       $ 459      $ 3,754         $ 2,906
Windsor Hills Apartments                6,148          520       4,575           2,844
     Total                            $10,933       $ 979      $ 8,329         $ 5,750

                              Gross Amount At Which Carried
                                   At December 31, 2004
                                      (in thousands)

                           Buildings
                          And Related
                           Personal            Accumulated    Date of     Date    Depreciable
Description        Land   Properties   Total   Depreciation ConstructionAcquired  Life-Years

Quail Hollow       $ 459    $ 6,660   $ 7,119    $ 4,946       1973     09/01/80     5-34
Windsor Hills        520      7,419     7,939      6,124       1973     09/01/80     5-30

     Totals        $ 979    $14,079   $15,058    $11,070

Reconciliation of "real estate and accumulated depreciation":

                                                     December 31,
                                                   2004         2003
                                                    (in thousands)
Real Estate
Balance at beginning of year                      $14,805      $14,663
  Property improvements                               253          142
Balance at end of year                            $15,058      $14,805

Accumulated Depreciation
Balance at beginning of year                      $10,538      $10,005
  Additions charged to expense                        532          533
Balance at end of year                            $11,070      $10,538

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2004 and 2003, is approximately $15,232,000 and $14,961,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2004 and 2003, is approximately $11,256,000 and $10,766,000, respectively.

Note F - Casualty

During December 2001, there was a fire at Quail Hollow Apartments that damaged eight apartment units. During the year ended December 31, 2003, a net casualty gain of approximately $232,000 was recorded as the result of additional insurance proceeds received. All damaged assets were written off during 2002.

Note G - Subsequent Event

Subsequent to December 31, 2004, the Corporate General Partner advanced the Partnership approximately $123,000 to pay real estate taxes for Quail Hollow Apartments. Interest will be charged at prime plus 2% (7.25% at December 31, 2004).

Note H - Contingencies

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

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership and operation of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Corporate General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Corporate General Partner believes that these measures will eliminate, or at least minimize, the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Corporate General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8b.    Other Information

            None.

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

Name                        Age    Position

Martha L. Long               45    Director and Senior Vice President
Harry G. Alcock              42    Director and Executive Vice President
Miles Cortez                 61    Executive Vice President, General Counsel
                                     and Secretary
Patti K. Fielding            41    Executive Vice President
Paul J. McAuliffe            48    Executive Vice President and Chief
                                     Financial Officer
Thomas M. Herzog             42    Senior Vice President and Chief Accounting
                                     Officer
Stephen B. Waters            43    Vice President

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

Harry G. Alcock was appointed as a Director of the Corporate General Partner in October 2004 and was appointed Executive Vice President of the Corporate General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles  Cortez was  appointed  Executive  Vice  President,  General  Counsel  and
Secretary of the Corporate General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Corporate General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Corporate General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Corporate General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000.

Stephen B. Waters was appointed Vice President of the Corporate General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 2004, no person or entity was known to own of record or beneficially more than 5% of the Limited Partnership Units of the Partnership.

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

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $167,000 and $176,000 for the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $98,000 and $124,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses. At December 31, 2004 approximately $32,000 of these expenses remain unpaid and are included in due to affiliates.

In accordance with the Partnership Agreement, during the year ended December 31, 2004 an affiliate of the Corporate General Partner loaned the Partnership approximately $98,000 to cover real estate taxes at Quail Hollow Apartments. The entire balance was repaid during the same period. Interest was charged at prime plus 2% and amounted to approximately $1,000. There were no loans from the Corporate General Partner or associated interest expense during the year ended December 31, 2003.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $43,000 and $51,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 12,023.50 limited partnership unit ("Units") in the Partnership representing 80.16% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 80.16% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 13.    Exhibits

            See Exhibit Index attached.

Item 14.    Principal Accountant Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $36,000 and $42,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $14,000 and $16,000 for 2004 and 2003, respectively.

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


                                    SHELTER PROPERTIES I


                                    By:   Shelter Realty I Corporation
                                          Corporate General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                          /s/Stephen B. Waters
                                    By:   Stephen B. Waters
                                          Vice President

                                    Date: March 18, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.


/s/Harry G. Alcock            Director and Executive        Date: March 18, 2005
Harry G. Alcock               Vice President


/s/Martha L. Long             Director and Senior Vice      Date: March 18, 2005
Martha L. Long                President


/s/Stephen B. Waters          Vice President                Date: March 18, 2005
Stephen B. Waters

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

Date:  March 18, 2005

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

Date:  March 18, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of Shelter
                                    Realty I Corporation,
                                    equivalent of the chief
                                    financial officer of the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Shelter Properties I Limited Partnership (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:


      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 18, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 18, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.