Form 10QSB
period 2005-03-31
SHELTER PROPERTIES I LTD PARTNERSHIP
filed 2005-05-12
CIK 316220

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005

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
                        (in thousands, except unit data)

                                 March 31, 2005


Assets
   Cash and cash equivalents                                                  $ 97
   Receivables and deposits                                                       63
   Restricted escrows                                                              5
   Other assets                                                                  398
   Investment properties:
      Land                                                     $ 979
      Buildings and related personal property                   14,116
                                                                15,095
      Less accumulated depreciation                            (11,198)        3,897
                                                                            $ 4,460

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 1
   Tenant security deposit liabilities                                            69
   Accrued property taxes                                                         60
   Other liabilities                                                             225
   Mortgage notes payable                                                     10,845

Partners' Deficit
   General partners                                            $ (113)
   Limited partners (15,000 units issued and
      outstanding)                                              (6,627)       (6,740)
                                                                            $ 4,460

         See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES I
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                               Three Months Ended
                                                                   March 31,
                                                              2005            2004
Revenues:
  Rental income                                               $ 779           $ 762
  Other income                                                    79              79
       Total revenues                                            858             841

Expenses:
  Operating                                                      355             306
  General and administrative                                      26              38
  Depreciation                                                   128             135
  Interest                                                       205             212
  Property taxes                                                  77              64
       Total expenses                                            791             755

Net income                                                     $ 67           $ 86

Net income allocated to general partners (1%)                  $ 1             $ 1
Net income allocated to limited partners (99%)                    66              85
                                                               $ 67           $ 86

Net income per limited partnership unit                       $ 4.40         $ 5.67

         See Accompanying Notes to Consolidated Financial Statements

                             SHELTER PROPERTIES I
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         15,000          $ 2        $15,000    $15,002

Partners' deficit at
   December 31, 2004                   15,000         $ (114)     $(6,693)    $(6,807)

Net income for the three months
   ended March 31, 2005                    --              1           66         67

Partners' deficit at
   March 31, 2005                      15,000         $ (113)     $(6,627)   $(6,740)

         See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES I
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                     2005      2004
Cash flows from operating activities:
  Net income                                                       $ 67        $ 86
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                    128         135
     Amortization of loan costs                                        5           5
     Change in accounts:
      Receivables and deposits                                        (2)         (8)
      Other assets                                                   (27)        (68)
      Accounts payable                                               (14)         38
      Tenant security deposit liabilities                             (2)          1
      Accrued property taxes                                         (45)        (56)
      Other liabilities                                              (58)         (2)
      Due to affiliates                                              (32)         16
        Net cash provided by operating activities                     20         147

Cash flows used in investing activities:
  Property improvements and replacements                             (71)        (45)

Cash flows from financing activities:
  Payments on mortgage notes payable                                 (88)        (66)
  Advance from affiliate                                             123          98
  Payments on advance from affiliate                                (123)        (98)
        Net cash used in financing activities                        (88)        (66)

Net (decrease) increase in cash and cash equivalents                (139)         36
Cash and cash equivalents at beginning of period                     236         115
Cash and cash equivalents at end of period                         $ 97       $ 151

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 202       $ 169

Included in property  improvements  and  replacements for the three months ended
March 31, 2005 and 2004 are approximately $34,000 and $21,000, respectively, of improvements which were included in accounts payable at December 31, 2004 and 2003, respectively.

         See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES I
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties I (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P. is also an affiliate of AIMCO. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

                                                      For the Three Months Ended
                                                                 March 31,
                                                               (in thousands)

                                                           2005             2004
Net cash provided by operating activities                  $ 20             $ 147
   Payments on mortgage notes payable                        (88)              (66)
   Property improvements and replacements                    (71)              (45)
   Changes in reserves for net operating
      liabilities                                            180                79
   Additions to operating reserves                           (41)             (115)

      Net cash from operations                             $ --             $ --

During the three months ended March 31, 2005 and 2004 the Corporate General Partner reserved approximately $41,000 and $115,000, respectively, to fund continuing capital improvements, repairs and operations at the Partnership's investment properties.

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

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $45,000 and $41,000 for the three months ended March 31, 2005 and 2004, respectively, which is included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $22,000 and $24,000 for the three months ended March 31, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the three months ended March 31, 2005 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $5,000. There were no such fees charged during the three months ended March 31, 2004. The construction management service fees are calculated based on a percentage of additions to investment properties.

In accordance with the Partnership Agreement, during the three months ended March 31, 2005 and 2004 an affiliate of the Corporate General Partner loaned the Partnership approximately $123,000 and $98,000, respectively, to cover real estate taxes at Quail Hollow Apartments. The advance balances for both years were repaid during the same quarter in which they were issued. Interest was charged at prime plus 2% (7.75% at March 31, 2005) and amounted to approximately $2,000 and $1,000 for the three months ended March 31, 2005 and 2004, respectively.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the three months ended March 31, 2005, the Partnership was charged by AIMCO and its affiliates approximately $36,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2005 as other insurance polices renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $43,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2004.

Note D - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued an opinion in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further finding on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay reference fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The Coroprate General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action is scheduled for May 12, 2005. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. At the end of the first quarter of 2005, the SEC added certain tender offers for limited partnership interests as an area of investigation. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corproate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 2005 and 2004:

                                                             Average
                                                            Occupancy
       Property                                        2005          2004

       Quail Hollow Apartments (1)
          West Columbia, South Carolina                82%            87%

       Windsor Hills Apartments (2)
          Blacksburg, Virginia                         92%            88%

(1) The Corporate General Partner attributes the decrease in occupancy at Quail Hollow Apartments primarily to more stringent acceptance standards for new tenants and tenants purchasing homes.

(2) The Corporate General Partner attributes the increase in occupancy at Windsor Hills Apartments primarily to longer lease terms and additional demand in the local market area.

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

Results of Operations

The Partnership's net income for the three months ended March 31, 2005 was approximately $67,000 compared to approximately $86,000 for the three months ended March 31, 2004. The decrease in net income for the three months ended March 31, 2005 is due to an increase in total expenses partially offset by an increase in total revenues.

Total expenses increased primarily due to increases in operating and property tax expenses, partially offset by a decrease in general and administrative expenses. Operating expenses increased due to increases in property and advertising expenses, partially offset by a decrease in maintenance expense. Property expense increased primarily due to increases in salaries and related benefits at both of the Partnership's properties and an increase in utilities at Windsor Hills Apartments. Advertising expense increased primarily due to leasing promotions at Windsor Hills Apartments. Maintenance expense decreased primarily due to decreases in contract services at both of the Partnership's properties. Property tax expense increased primarily due to the loss of an appeal of the 2004 property tax rates at Quail Hollow Apartments.

General and administrative expenses decreased primarily due to a decrease in the costs of services included in the management reimbursements paid to the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased primarily due to an increase in rental income. Rental income increased due to an increase in occupancy at Windsor Hills Apartments, an increase in the average rental rates at Quail Hollow Apartments and a decrease in bad debt expense at both of the Partnership's properties partially offset by a decrease in occupancy at Quail Hollow Apartments and reduced average rental rates at Windsor Hills Apartments.

Liquidity and Capital Resources

At March 31, 2005, the Partnership had cash and cash equivalents of approximately $97,000 compared to approximately $151,000 at March 31, 2004. Cash and cash equivalents decreased approximately $139,000 since December 31, 2004 due to approximately $71,000 and $88,000 of cash used in investing and financing activities, respectively, partially offset by approximately $20,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of payments on mortgages encumbering the Partnership's properties and repayment of advances from affiliates, partially offset by advances from affiliates. The Partnership invests its working capital reserves in interest-bearing accounts.

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

Quail Hollow Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $22,000 of capital improvements at Quail Hollow Apartments consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Windsor Hills Apartments

During  the  three  months  ended  March 31,  2005,  the  Partnership  completed approximately $15,000 of capital improvements at Windsor Hills Apartments, consisting primarily of floor covering replacements and water and sewer upgrades. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital improvements will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

In accordance with the Partnership Agreement, during the three months ended March 31, 2005 and 2004 an affiliate of the Corporate General Partner loaned the Partnership approximately $123,000 and $98,000, respectively, to cover real estate taxes at Quail Hollow Apartments. The advance balances for both years were repaid during the same quarter they were issued. Interest was charged at prime plus 2% (7.75% at March 31, 2005) and amounted to approximately $2,000 and $1,000 for the three months ended March 31, 2005 and 2004, respectively.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $10,845,000 requires monthly principal and interest payments and matures between October 2018 and January 2021. The mortgage indebtedness encumbering Quail Hollow Apartments requires a balloon payment of approximately $1,284,000 at maturity in October 2018. The mortgage indebtedness encumbering Windsor Hills Apartments is scheduled to be fully amortized at its maturity in January 2021. The Corporate General Partner will attempt to refinance the indebtedness of Quail Hollow Apartments and/or sell the property prior to its maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing the property through foreclosure.

There were no distributions during the three months ended March 31, 2005 or 2004. Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations to permit any distributions to its partners in 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests, in the Partnership, AIMCO and its affiliates owned 12,023.50 limited partnership units ("Units") in the Partnership representing 80.16% of the outstanding Units at March 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 80.16% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION


Item 1.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The Corporate General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action is scheduled for May 12, 2005. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

Item 5.     Other Information

            None.

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


                                    Date: May 12, 2005

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

          31.2Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date:  May 12, 2005

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

Date:  May 12, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of Shelter Realty I
                                    Corporation, equivalent of the chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties I Limited Partnership (the "Partnership"), for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:


      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 12, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  May 12, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.