Form 10QSB
period 2005-06-30
SHELTER PROPERTIES I LTD PARTNERSHIP
filed 2005-08-15
CIK 316220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2005


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
                        (in thousands, except unit data)

                                  June 30, 2005



Assets
   Cash and cash equivalents                                                 $ 116
   Receivables and deposits                                                     67
   Restricted escrows                                                            5
   Other assets                                                                374
   Investment properties:
      Land                                                     $ 979
      Buildings and related personal property                   14,398
                                                                15,377
      Less accumulated depreciation                            (11,321)       4,056
                                                                            $ 4,618

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 131
   Tenant security deposit liabilities                                          70
   Accrued property taxes                                                       51
   Other liabilities                                                           233
   Due to affiliates                                                           150
   Mortgage notes payable                                                   10,755

Partners' Deficit
   General partners                                            $ (114)
   Limited partners (15,000 units issued and
      outstanding)                                              (6,658)      (6,772)
                                                                            $ 4,618


         See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES I
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                               Three Months Ended         Six Months Ended
                                                    June 30,                  June 30,
                                                2005         2004         2005          2004
Revenues:
  Rental income                                 $ 716        $ 734       $ 1,495      $ 1,496
  Other income                                      87           66          166          145
       Total revenues                              803          800        1,661        1,641

Expenses:
  Operating                                        408          430          763          736
  General and administrative                        40           41           66           79
  Depreciation                                     123          137          251          272
  Interest                                         204          208          409          420
  Property taxes                                    60           65          137          129
       Total expenses                              835          881        1,626        1,636

Net (loss) income                               $ (32)       $ (81)       $ 35          $ 5

Net (loss) income allocated to general
  partner (1%)                                  $ --         $ (1)        $ --          $ --
Net (loss) income allocated to limited
  partners (99%)                                   (32)         (80)          35            5

                                                $ (32)       $ (81)       $ 35          $ 5

Net (loss) income per limited
  partnership unit                             $ (2.13)     $ (5.33)     $ 2.33        $ 0.33


         See Accompanying Notes to Consolidated Financial Statements

                             SHELTER PROPERTIES I
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)





                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         15,000          $ 2        $15,000    $15,002

Partners' deficit at
   December 31, 2004                   15,000         $ (114)     $(6,693)    $(6,807)

Net income for the six months
   ended June 30, 2005                     --             --           35         35

Partners' deficit at
   June 30, 2005                       15,000         $ (114)     $(6,658)   $(6,772)


         See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES I
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                  Six Months Ended
                                                                        June 30,
                                                                  2005         2004
Cash flows from operating activities:
  Net income                                                      $ 35         $ 5
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                   251          272
     Amortization of loan costs                                      10           10
     Change in accounts:
      Receivables and deposits                                       (6)           8
      Other assets                                                   (8)         (61)
      Accounts payable                                               21           26
      Tenant security deposit liabilities                            (1)           4
      Accrued property taxes                                        (54)         (59)
      Other liabilities                                             (50)          14
      Due to affiliates                                             (32)          --
        Net cash provided by operating activities                   166          219

Cash flows used in investing activities:
  Property improvements and replacements                           (258)         (85)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (178)        (149)
  Advances from affiliate                                           273           98
  Payments on advances from affiliate                              (123)         (98)
        Net cash used in financing activities                       (28)        (149)

Net decrease in cash and cash equivalents                          (120)         (15)
Cash and cash equivalents at beginning of period                    236          115

Cash and cash equivalents at end of period                       $ 116        $ 100

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 400        $ 374

Supplemental disclosure of non-cash activities:
  Property improvements and replacements included in
   accounts payable                                               $ 95        $ 43

Included in property improvements and replacements for the six months ended June
30, 2005 and 2004 are approximately $34,000 and $21,000 of improvements which were included in accounts payable at December 31, 2004 and 2003, respectively.


         See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES I
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties I (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P. is also an affiliate of AIMCO. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

                                                         For the Six Months Ended
                                                                 June 30,
                                                             (in thousands)
                                                           2005             2004
Net cash provided by operating activities                  $ 166           $ 219
   Payments on mortgage notes payable                       (178)           (149)
   Property improvements and replacements                   (258)            (85)
   Changes in reserves for net operating
      liabilities                                            130              68
   Additions to operating reserves                            --             (53)

      Net cash used in operations                         $ (140)           $ --

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

Note C - Transactions with Affiliated Parties

The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $86,000 and $82,000 for the six months ended June 30, 2005 and 2004, respectively, which is included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $44,000 and $49,000 for the six months ended June 30, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the six months ended June 30, 2005 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $5,000. There were no such fees charged during the six months ended June 30, 2004. The construction management service fees are calculated based on a percentage of additions to investment properties.

In accordance with the Partnership Agreement, during the six months ended June 30, 2005 and 2004 an affiliate of the Corporate General Partner advanced the Partnership approximately $273,000 and $98,000, respectively, to cover real estate taxes and operating expenses at Quail Hollow Apartments. The advance balance for the six months ended June 30, 2004 was repaid during the same quarter in which it was issued. The Partnership repaid approximately $123,000 of the advances made during the six months ended June 30, 2005. Interest is charged at prime plus 2% (8.25% at June 30, 2005) and amounted to approximately $2,000 and $1,000 for the six months ended June 30, 2005 and 2004, respectively. Total advances of approximately $150,000 remain unpaid at June 30, 2005 and are included in due to affiliates. Additionally, subsequent to June 30, 2005, the Corporate General Partner advanced to the Partnership approximately $81,000 to cover operating expenses at Quail Hollow Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the six months ended June 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $45,000 and $43,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court's order striking the first amended complaint.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Corporate General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Corporate General Partner believes that these measures will minimize the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Corporate General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") continues its formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation have included AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, tax credit transactions, and tender offers for limited partnership interests. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 2005 and 2004:

                                                            Average
                                                           Occupancy
       Property                                        2005          2004

       Quail Hollow Apartments (1)
          West Columbia, South Carolina                79%            84%

       Windsor Hills Apartments
          Blacksburg, Virginia                         89%            87%

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

Results of Operations

The partnership recognized net loss of approximately $32,000 and net income of approximately $35,000 for the three and six months ended June 30, 2005, respectively compared to net loss of approximately $81,000 and net income of approximately $5,000 for the three and six months ended June 30, 2004, respectively. The decrease in net loss for the three months ended June 30, 2005 and the increase in net income for the six months ended June 30, 2005 is due to a decrease in total expenses and an increase in total revenues.

Total expenses decreased for the three months ended June 30, 2005 due to decreases in operating and depreciation expenses. Total expenses decreased for the six months ended June 30, 2005 due to decreases in depreciation and general and administrative expenses, partially offset by an increase in operating expense. Operating expense decreased for the three months ended June 30, 2005 due to a decrease in maintenance expense partially offset by an increase in advertising expense. Maintenance expense decreased due to a decrease in contract services at Windsor Hill Apartments. Advertising expense increased primarily due to an increase in newspaper advertising and leasing promotions at Windsor Hill Apartments. Operating expense increased for the six months ended June 30, 2005 due to increases in property and advertising expenses, partially offset by a decrease in maintenance expense. Property expense increased primarily due to increases in salaries and related benefits at both of the Partnership's properties. Advertising expense increased primarily due to increases in leasing promotions and newspaper advertising at Windsor Hill Apartments. Maintenance expense decreased primarily due to decreases in contract services at both of the Partnership's properties. Depreciation expense decreased for both periods due to fixed assets becoming fully depreciated at both properties.

General and administrative expenses decreased for the six months ended June 30, 2005 primarily due to a decrease in the costs of services included in the management reimbursements paid to the Corporate General Partner as allowed under the Partnership Agreement and reduced professional fees. General and administrative expenses remained relatively constant for the three months ended June 30, 2005. Also included in general and administrative expenses for both the three and six months ended June 30, 2005 and 2004 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased for the three months ended June 30, 2005 due to an increase in other income partially offset by a decrease in rental income. Total revenues increased for the six months ended June 30, 2005 due to an increase in other income. Rental income remained relatively constant for the six month period ended June 30, 2005. Other income increased for the three months ended June 30, 2005 due to an increase in tenant utility reimbursements at both of the Partnership's properties and an increase in late charges at Quail Hollow Apartments. Other income increased for the six months ended June 30, 2005 primarily due to increases in resident utility reimbursements at both of the Partnership's properties and an increase in lease cancellation fees at Windsor Hill Apartments. Rental income decreased for the three months ended June 30, 2005 primarily due to a decrease in occupancy at both of the Partnership's properties partially offset by an increase in average rental rates at Quail Hollow Apartments.

Liquidity and Capital Resources

At June 30, 2005, the Partnership had cash and cash equivalents of approximately $116,000 compared to approximately $100,000 at June 30, 2004. Cash and cash equivalents decreased approximately $120,000 since December 31, 2004 due to approximately $258,000 and $28,000 of cash used in investing and financing activities, respectively, partially offset by approximately $166,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of payments on mortgages encumbering the Partnership's properties and repayment of advances from affiliates, partially offset by advances from affiliates. The Partnership invests its working capital reserves in interest-bearing accounts.

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

Quail Hollow Apartments

During the six months ended June 30, 2005, the Partnership completed approximately $273,000 of capital improvements at Quail Hollow Apartments consisting primarily of floor covering, balcony, gutter and roof replacement. These improvements were funded from operating cash flow and advances from affiliates. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Windsor Hills Apartments

During the six months ended June 30, 2005, the Partnership completed approximately $46,000 of capital improvements at Windsor Hills Apartments, consisting primarily of floor covering replacements, furniture and fixtures and water and sewer upgrades. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital improvements will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

In accordance with the Partnership Agreement, during the six months ended June 30, 2005 and 2004 an affiliate of the Corporate General Partner advanced the Partnership approximately $273,000 and $98,000, respectively, to cover capital expenditures and real estate taxes at Quail Hollow Apartments. The advance balance for the six months ended June 30, 2004 was repaid during the same quarter in which it was issued. The Partnership repaid approximately $123,000 of the advances made during the six months ended June 30, 2005. Interest is charged at prime plus 2% (8.25% at June 30, 2005) and amounted to approximately $2,000 and $1,000 for the six months ended June 30, 2005 and 2004, respectively. Total advances of approximately $150,000 remain unpaid at June 30, 2005 and are included in due to affiliates.

Due to short-term operating cash shortfalls at Quail Hollow Apartments, the Partnership obtained an advance from an affiliate of the Corporate General Partner of approximately $81,000 subsequent to June 30, 2005. Other than this advance, the Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $10,755,000 requires monthly principal and interest payments and matures between October 2018 and January 2021. The mortgage indebtedness encumbering Quail Hollow Apartments requires a balloon payment of approximately $1,284,000 at maturity in October 2018. The mortgage indebtedness encumbering Windsor Hills Apartments is scheduled to be fully amortized at its maturity in January 2021. The Corporate General Partner will attempt to refinance the indebtedness of Quail Hollow Apartments and/or sell the property prior to its maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing the property through foreclosure.

There were no distributions during the six months ended June 30, 2005 or 2004. Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations to permit any distributions to its partners in 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests, in the Partnership, AIMCO and its affiliates owned 12,023.50 limited partnership units ("Units") in the Partnership representing 80.16% of the outstanding Units at June 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 80.16% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION


Item 1.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court's order striking the first amended complaint.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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


                                    Date: August 12, 2005

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

                  32.1 Certification of the equivalent of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  August 12, 2005

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

Date:  August 12, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of Shelter Realty I
                                    Corporation, equivalent of the chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties I Limited Partnership (the "Partnership"), for the quarterly period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:


      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 12, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 12, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.