Form 10QSB
period 2005-09-30
SHELTER PROPERTIES I LTD PARTNERSHIP
filed 2005-11-14
CIK 316220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X_

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                              SHELTER PROPERTIES I
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2005


Assets
   Cash and cash equivalents                                                  $ 86
   Receivables and deposits                                                       65
   Restricted escrows                                                              5
   Other assets                                                                  295
   Investment properties:
      Land                                                     $   459
      Buildings and related personal property                    7,050
                                                                 7,509
      Less accumulated depreciation                             (5,126)        2,383
      Assets held for sale (Note A)                                            1,980
                                                                            $ 4,814

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 169
   Tenant security deposit liabilities                                            22
   Due to affiliates (Note C)                                                    404
   Accrued property taxes                                                         87
   Other liabilities                                                             245
   Mortgage notes payable                                                      4,672
   Liabilities related to assets held for sale (Note A)                        6,110

Partners' Deficit
   General partners                                            $ (115)
   Limited partners (15,000 units issued and
      outstanding)                                              (6,780)       (6,895)
                                                                            $ 4,814

         See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES I
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                        Three Months Ended         Nine Months Ended
                                          September 30,              September 30,
                                        2005         2004          2005         2004
                                                  (Restated)                 (Restated)
Revenues:
  Rental income                        $ 295         $ 324        $ 873        $ 911
  Other income                             31            39          104          103
       Total revenues                     326           363          977        1,014

Expenses:
  Operating                               257           185          598          516
  General and administrative               36            19          102           98
  Depreciation                             61            61          180          189
  Interest                                 96            94          281          282
  Property taxes                           29            31          104           93
       Total expenses                     479           390        1,265        1,178

Loss from continuing operations          (153)          (27)        (288)        (164)
Income from discontinued
  Operations (Note A)                      30            22          200          164
Net loss                               $ (123)       $ (5)         $ (88)       $ --

Net loss allocated to general
  partners (1%)                         $ (1)        $ --          $ (1)        $ --
Net loss allocated to limited
  partners (99%)                         (122)           (5)         (87)          --

Net loss                               $ (123)       $ (5)        $ (88)        $ --

Per limited partnership unit:
Loss from continuing operations       $(10.11)     $ (1.78)      $(19.00)     $(10.82)
Income from discontinued
  operations                             1.98         1.45         13.20        10.82
Net loss per limited partnership
  unit                                $ (8.13)      $ (0.33)     $ (5.80)       $ --

         See Accompanying Notes to Consolidated Financial Statements

                             SHELTER PROPERTIES I
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)

                                     Limited
                                    Partnership      General      Limited
                                       Units        Partners     Partners     Total

Original capital contributions         15,000          $ 2        $15,000    $15,002

Partners' deficit at
  December 31, 2004                    15,000        $ (114)      $(6,693)    $(6,807)

Net loss for the nine months
  ended September 30, 2005                 --            (1)          (87)       (88)

Partners' deficit at
  September 30, 2005                   15,000        $ (115)      $(6,780)   $(6,895)

         See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES I
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                    2005      2004
Cash flows from operating activities:
  Net loss                                                       $ (88)       $ --
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation                                                   386          403
     Amortization of loan costs                                      14           14
     Change in accounts:
      Receivables and deposits                                       (4)          15
      Other assets                                                  (52)         (79)
      Accounts payable                                               28          (10)
      Tenant security deposit liabilities                             3            2
      Accrued property taxes                                         12            5
      Other liabilities                                              (2)          20
      Due to affiliates                                             (18)           7
            Net cash provided by operating activities               279          377

Cash flows used in investing activities:
  Property improvements and replacements                           (550)        (186)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (269)        (234)
  Advances from affiliates                                          513           98
  Payments on advances from affiliate                              (123)         (98)
            Net cash provided by (used in) financing
              activities                                            121         (234)

Net decrease in cash and cash equivalents                          (150)         (43)
Cash and cash equivalents at beginning of period                    236          115

Cash and cash equivalents at end of period                        $ 86        $ 72

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 597        $ 577

Supplemental disclosure of non-cash activities:
  Property improvements and replacements included in
   accounts payable                                              $ 126        $ 27

Included in property  improvements  and  replacements  for the nine months ended
September  30,  2005  and  2004  are   approximately   $34,000  and  $21,000  of
improvements  which were  included in accounts  payable at December 31, 2004 and
2003, respectively.

         See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES I
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties I (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P. is also an affiliate of AIMCO. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2004.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying statements of operations for the three and nine months ended September 30, 2004 have been restated to reflect the operations of Windsor Hills Apartments as income from discontinued operations. The Partnership has committed to a plan to sell Windsor Hills Apartments within one year. In accordance with SFAS No. 144, the assets and liabilities of Windsor Hills Apartments have been classified as held for sale at September 30, 2005. Included in the income from discontinued operations are revenues of approximately $501,000 and $1,511,000 for the three and nine months ended September 30, 2005, respectively, and approximately $503,000 and $1,493,000 for the three and nine months ended September 30, 2004, respectively.

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

                                                        For the Nine Months Ended
                                                               September 30,
                                                               (in thousands)
                                                           2005             2004

Net cash provided by operating activities                 $ 279             $ 377
  Payments on mortgage notes payable                        (269)             (234)
  Property improvements and replacements                    (550)             (186)
  Changes in reserves for net operating
    liabilities                                               33                40

Net cash used in operations                               $ (507)           $ (3)

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

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $124,000 and $121,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $104,000 and $72,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties. Approximately $8,000 of these expenses were payable to the Corporate General Partner at September 30, 2005 and are included in due to affiliates. The portion of these reimbursements included in investment properties for the nine months ended September 30, 2005 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $43,000. There were no such fees charged during the nine months ended September 30, 2004. The construction management service fees are calculated based on a percentage of additions to investment properties.

In accordance with the Partnership Agreement, during the nine months ended September 30, 2005 and 2004 an affiliate of the Corporate General Partner advanced the Partnership approximately $513,000 and $98,000, respectively, to cover real estate taxes, operating expenses and capital expenditures at Quail Hollow Apartments. The advance balance for the nine months ended September 30, 2004 was repaid during the same quarter in which it was issued. The Partnership repaid approximately $123,000 of the advances made during the nine months ended September 30, 2005. Interest is charged at prime plus 2% (8.75% at September 30,
2005) and amounted to approximately $7,000 and $1,000 for the nine months ended September 30, 2005 and 2004, respectively. Total advances and accrued interest of approximately $396,000 remain unpaid at September 30, 2005 and are included in due to affiliates. Additionally, subsequent to September 30, 2005, the Corporate General Partner advanced to the Partnership approximately $60,000 for capital expenditures at Windsor Hills Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the nine months ended September 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $45,000 and $43,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of two apartment complexes, one of which is classified as held for sale at September 30, 2005 (as discussed in "Results of Operations"). The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 2005 and 2004:

                                                            Average
                                                           Occupancy
       Property                                        2005          2004

       Quail Hollow Apartments (1)
          West Columbia, South Carolina                79%            87%

       Windsor Hills Apartments
          Blacksburg, Virginia                         88%            87%

(1) The Corporate General Partner attributes the decrease in occupancy at Quail Hollow Apartments to more stringent acceptance standards for new tenants and tenants purchasing homes.

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

Results of Operations

The Partnership recognized a net loss of approximately $123,000 and $88,000 for the three and nine months ended September 30, 2005, respectively, compared to net loss of approximately $5,000 and net income of less than $1,000 for the three and nine months ended September 30, 2004, respectively. The increase in net loss for the three and nine months ended September 30, 2005 is due to an increase in loss from continuing operations, partially offset by an increase in income from discontinued operations.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying statements of operations for the three and nine months ended September 30, 2004 have been restated to reflect the operations of Windsor Hills Apartments as income from discontinued operations. The Partnership has committed to a plan to sell Windsor Hills Apartments within one year. In accordance with SFAS No. 144, the assets and liabilities of Windsor Hills Apartments have been classified as held for sale at September 30, 2005.

Income from discontinued operations was approximately $30,000 and $200,000 for the three and nine months ended September 30, 2005, respectively, compared to income from discontinued operations of approximately $22,000 and $164,000 for the three and nine months ended September 30, 2004, respectively. Included in the income from discontinued operations are revenues of approximately $501,000 and $1,511,000 for the three and nine months ended September 30, 2005, respectively, and approximately $503,000 and $1,493,000 for the three and nine months ended September 30, 2004, respectively.

Loss from continuing operations was approximately $153,000 and $288,000 for the three and nine months ended September 30, 2005, respectively, compared to loss from continuing operations of approximately $27,000 and $164,000 for the three and nine months ended September 30, 2004, respectively. Loss from continuing operations increased for both periods due to an increase in total expenses and a decrease in total revenues.

Total expenses increased for the nine months ended September 30, 2005 due to an increase in operating expenses. Total expenses increased for the three months ended September 30, 2005 due to increases in operating and general and administrative expenses. Operating expenses increased for both the three and nine months ended September 30, 2005 due to increases in property, administrative and advertising expenses. Additionally, the increase in operating expenses for the three months ended September 30, 2005 included an increase in maintenance expense. Property expenses increased for both periods primarily due to an increase in salaries and related benefits at Quail Hollow Apartments. Administrative expense increased for both the three and nine months ended September 30, 2005 primarily due to an increase in temporary agency help at Quail Hollow Apartments. Advertising expense increased for the three and nine months ended September 30, 2005 primarily due to an increase in web advertising at Quail Hollow Apartments. Maintenance expense increased for the three months ended September 30, 2005 due to increases in contract services and environmental expenses, primarily mold remediation, at Quail Hollow Apartments.

General and administrative expenses increased for the three months ended September 30, 2005 due to an increase in the costs associated with the annual audit required by the Partnership Agreement. Also included in general and administrative expenses for both the three and nine months ended September 30, 2005 and 2004 are management reimbursements paid to the Corporate General Partner as allowed under the Partnership Agreement and costs associated with the quarterly and annual communications with investors and regulatory agencies.

Total revenues decreased for the three and nine months ended September 30, 2005 due to a decrease in rental income. Additionally, the decrease in total revenues for the three month period includes a decrease in other income. Rental income decreased for the three and nine months ended September 30, 2005 due to a decrease in occupancy at Quail Hollow Apartments partially offset by an increase in average rental rates at Quail Hollow Apartments. Other income decreased for the three months ended September 30, 2005 due to a decrease in lease cancellation fees.

Liquidity and Capital Resources

At September 30, 2005, the Partnership had cash and cash equivalents of approximately $86,000 compared to approximately $72,000 at September 30, 2004. Cash and cash equivalents decreased approximately $150,000 since December 31, 2004 due to approximately $550,000 of cash used in investing activities, partially offset by approximately $121,000 and $279,000 of cash provided by financing and operating activities, respectively. Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of advances from affiliates partially offset by payments on mortgages encumbering the Partnership's properties and repayment of advances from affiliates. The Partnership invests its working capital reserves in interest-bearing accounts.

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

Quail Hollow Apartments

During the nine months ended September 30, 2005, the Partnership completed approximately $390,000 of capital improvements at Quail Hollow Apartments consisting primarily of floor covering, balcony, gutter and roof replacement. These improvements were funded from operating cash flow and advances from affiliates. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Windsor Hills Apartments

During the nine months ended September 30, 2005, the Partnership completed approximately $252,000 of capital improvements at Windsor Hills Apartments, consisting primarily of floor covering and air conditioning unit replacements, doors and water and sewer upgrades. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. The Partnership plans to sell the property within one year.

Capital improvements will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

In accordance with the Partnership Agreement, during the nine months ended September 30, 2005 and 2004 an affiliate of the Corporate General Partner advanced the Partnership approximately $513,000 and $98,000, respectively, to cover real estate taxes, operating expenses and capital expenditures at Quail Hollow Apartments. The advance balance for the nine months ended September 30, 2004 was repaid during the same quarter in which it was issued. The Partnership repaid approximately $123,000 of the advances made during the nine months ended September 30, 2005. Interest is charged at prime plus 2% (8.75% at September 30,
2005) and amounted to approximately $7,000 and $1,000 for the nine months ended September 30, 2005 and 2004, respectively. Total advances and accrued interest of approximately $396,000 remain unpaid at September 30, 2005 and are included in due to affiliates.

Due to short-term cash shortfalls at Windsor Hill Apartments, the Partnership obtained an advance from an affiliate of the Corporate General Partner of approximately $88,000 subsequent to September 30, 2005. Other than this advance, the Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $10,664,000 requires monthly principal and interest payments and matures between October 2018 and January 2021. The mortgage indebtedness encumbering Quail Hollow Apartments requires a balloon payment of approximately $1,284,000 at maturity in October 2018. The mortgage indebtedness encumbering Windsor Hills Apartments is scheduled to be fully amortized at its maturity in January 2021. The Corporate General Partner will attempt to refinance the indebtedness of Quail Hollow Apartments and/or sell the property prior to its maturity date. The partnership plans to sell Windsor Hills Apartments within one year. If the property cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing the property through foreclosure.

There were no distributions during the nine months ended September 30, 2005 or 2004. Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the balance of outstanding loans to the Corporate General Partner, it is not expected that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit any distributions to its partners in 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests, in the Partnership, AIMCO and its affiliates owned 12,023.50 limited partnership units ("Units") in the Partnership representing 80.16% of the outstanding Units at September 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 80.16% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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


                                    Date: November 14, 2005

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

        (m) Multifamily Note dated June 27, 2001, by and between Shelter Properties I Limited Partnership, a South Carolina limited partnership, and GMAC Commercial Mortgage Corporation. Filed as Exhibit 10(iii)(m) to Form 10-QSB of Registrant for quarter ended September 30, 2001 and incorporated herein by reference.

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

Date:  November 14, 2005

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

Date:  November 14, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of Shelter Realty I
                                    Corporation, equivalent of the
                                    chief financial officer of the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties I Limited Partnership (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:


      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 14, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 14, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.