Form 10KSB
period 2005-12-31
SHELTER PROPERTIES I LTD PARTNERSHIP
filed 2006-03-30
CIK 316220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number 0-10255

SHELTER PROPERTIES I

(Name of small business issuer in its charter)

South Carolina	57-0707398
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, PO Box 1089

Greenville, South Carolina 29602

(Address of principal executive offices)

(864) 239-1000

Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Units of Limited Partnership Interest

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $3,360,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2005.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership is engaged in the business of operating and holding real estate properties for investment.  In 1980, during its acquisition phase, the Partnership acquired seven existing apartment properties, as discussed in “Item 6. Management’s Discussion and Analysis or Plan of Operation” (see “Item 2. Description of Properties”). The Partnership continues to own and operate two of these properties one of which is classified as held for sale at December 31, 2005 (see "Item 2. Description of Properties").

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

The Partnership has no employees. Management and administrative services are performed by the Corporate General Partner and by agents retained by the Corporate General Partner. Property management services are provided at the Partnership’s properties by an affiliate of the Corporate General Partner.

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Corporate General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership’s properties and the rents that may be charged for such apartments. While the Corporate General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States, and competition for the apartments is local.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland Security, could have a negative effect on rent and occupancy levels at the Partnership’s properties. The effect that future terrorist activities or threats of such activities could have on the Partnership’s operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property.

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

Item 2.

Description of Properties

The following table sets forth the Partnership's investments in properties:

Date of
Properties	Purchase	Type of Ownership	Use

Quail Hollow Apartments	09/01/80	Fee ownership, subject to	Apartment
West Columbia, South Carolina		first mortgage	215 units

Windsor Hills Apartments (2)	09/01/80	Fee ownership, subject to	Apartment
Blacksburg, Virginia		first mortgage (1)	300 units

(1)

Property is held by a limited partnership in which the Partnership owns a 99.99% interest.

(2)

On November 14, 2005, the Partnership and seven other partnerships that own nine apartment complexes (the “Selling Partnerships”) entered into a purchase and sale agreement with a third party, to sell nine apartment complexes, including Windsor  Hills Apartments, owned by the Selling Partnerships to an entity that is affiliated with AIMCO Properties, L.P., an affiliate of the Corporate General Partner. In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the assets and liabilities of the property have been classified as held for sale at December 31, 2005 and the operations of the property have been shown as income from discontinued operations for the years ended December 31, 2005 and 2004.

Schedule of Property

Set forth below for the remaining Partnership investment property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

	Gross			Method
	Carrying	Accumulated	Depreciable	of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Quail Hollow
Apartments	$ 7,636	$ 5,188	5-34 yrs	S/L	$ 2,169

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

The gross carrying value, accumulated depreciation and Federal tax basis of Windsor Hills Apartments, which is included in assets held for sale in the consolidated balance sheet included in “Item 7. Financial Statements”, was approximately $8,521,000, $6,330,000 and $2,197,000, respectively, at December 31, 2005.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2005	Rate	Amortized	Date	Maturity (1)
	(in thousands)				(in thousands)

Quail Hollow	$ 4,633	7.48%	20 yrs	10/01/18	$ 1,284

(1)

See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to prepay this loan and other specific details about the loan.

The loan encumbering Windsor Hills Apartments, which is included in liabilities related assets held for sale in the consolidated balance sheet included in “Item 7. Financial Statements”, had a principal balance of approximately $5,938,000 at December 31, 2005 and is scheduled to be fully amortized at its maturity date in January 2021.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2005 and 2004 for the Partnership’s remaining property are as follows:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2005	2004	2005	2004

Quail Hollow	$ 7,117	$ 6,901	79%	88%

The Corporate General Partner attributes the decrease in occupancy at Quail Hollow Apartments primarily to the occurrence of two flood events at the property during 2005, more stringent acceptance standards for new tenants and tenants purchasing homes.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The Partnership's property is subject to competition from other residential apartment complexes in the area. The Corporate General Partner believes that the property is adequately insured. The property is an apartment complex which leases units for lease terms of one year or less.  No tenant leases 10% or more of the available rental space. The property is in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rate in 2005 were as follows:

	2005	2005
	Taxes	Rate
	(in thousands)

Quail Hollow	$ 115	25.05%

Capital Improvements

Quail Hollow Apartments

During the year ended December 31, 2005, the Partnership completed approximately $517,000 of capital improvements at the property consisting primarily of floor covering, balcony, gutter and roof replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Corporate General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Windsor Hills Apartments

During the year ended December 31, 2005, the Partnership completed approximately $582,000 of capital improvements at the property consisting primarily of floor covering and air conditioning unit replacements, doors and water and sewer upgrades. These improvements were funded from operating cash flow and advances from an affiliate of the Corporate General Partner. The Partnership plans to sell the property within one year.

Capital improvements will be incurred only if cash is available from operations, Partnership reserves or advances from an affiliate of the Corporate General Partner. To the extent that capital improvements are completed the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2005, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Partnership’s Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 15,000 limited partnership units (the “Units”) aggregating $15,000,000 including 100 Units which were purchased by the Corporate General Partner. The Partnership currently has 329 holders of record owning an aggregate of 15,000 Units. Affiliates of the Corporate General Partner owned 12,023.50 Units or approximately 80.16% at December 31, 2005. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no distributions during the years ended December 31, 2005 or 2004. Future cash distributions will depend on the levels of cash generated from operations, the expected sale of Windsor Hills Apartments during 2006, the timing of the debt maturity, and the property sale and/or refinancing of Quail Hollow Apartments. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Corporate General Partner, it is not expected that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2006 or subsequent periods. See "Item 2. Description of Property – Capital Improvements" for information relating to anticipated capital expenditures at Quail Hollow Apartments.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 12,023.50 Units in the Partnership representing 80.16% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 80.16% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 6.

Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Corporate General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership recognized a net loss of approximately $1,000 for the year ended December 31, 2005 compared to net income of approximately $112,000 for the year ended December 31, 2004. The increase in net loss for the year ended December 31, 2005 is due to an increase in total expenses and a decrease in total revenues partially offset by an increase in income from discontinued operations.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statement of operations for the year ended December 31, 2004 included in “Item 7. Financial Statements” has been restated to reflect the operations of Windsor Hills Apartments as income from discontinued operations. The Partnership and seven other partnerships that own nine apartment complexes entered into a purchase and sale agreement with a third party to sell the nine apartment complexes, which includes Windsor Hills Apartments during 2006. In accordance with SFAS No. 144, the assets and liabilities of Windsor Hills Apartments have been classified as held for sale at December 31, 2005.

Income from discontinued operations was approximately $391,000 and $290,000 for the years ended December 31, 2005 and 2004, respectively. Included in the income from discontinued operations are revenues of approximately $2,040,000 and $2,038,000 for the years ended December 31, 2005 and 2004, respectively.

Loss from continuing operations was approximately $392,000 and $178,000 for the years ended December 31, 2005 and 2004, respectively. Loss from continuing operations increased for the year ended December 31, 2005 due to an increase in total expenses and a decrease in total revenues.

Total revenues decreased due to a decrease in rental income. Rental income decreased due to a decrease in occupancy at Quail Hollow Apartments partially offset by an increase in the average rental rate and a decrease in bad debt expense at Quail Hollow Apartments.

Total expenses increased primarily due to increases in operating and property tax expenses. Operating expenses increased due to increases in property and administrative expenses. Property expenses increased primarily due to increases in salaries and related benefits and leasing commissions and incentives at Quail Hollow Apartments. Administrative expense increased primarily due to increases in temporary agency help and legal expenses at Quail Hollow Apartments.

In June and July 2005, Quail Hollow Apartments experienced damage from two flood events. At December 31, 2005, the Partnership estimates damage costs of approximately $102,000.  The Corporate General Partner anticipates that insurance proceeds to be received will be sufficient to cover estimated repairs and no casualty loss will result from these events.

Included in general and administrative expenses are costs of services included in the management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and costs associated with the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2005 the Partnership had cash and cash equivalents of approximately $144,000 compared to approximately $236,000 at December 31, 2004. Cash and cash equivalents decreased approximately $92,000 due to approximately $1,012,000 of cash used in investing activities, partially offset by approximately $527,000 and $393,000 of cash provided by financing and operating activities, respectively. Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of advances from an affiliate of the Corporate General Partner partially offset by payments on mortgages encumbering the Partnership’s properties and repayment of advances from an affiliate of the Corporate General Partner.  The Partnership invests its working capital reserves in interest-bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of Quail Hollow Apartments as well as anticipated cash flow generated by the property. Capital improvements will be incurred only if cash is available from operations, Partnership reserves, advances from an affiliate of the Corporate General Partner or insurance proceeds. To the extent that capital improvements are completed the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

In accordance with the Partnership Agreement, during the years ended December 31, 2005 and 2004 an affiliate of the Corporate General Partner advanced the Partnership approximately $1,012,000 and $98,000, respectively, to cover real estate taxes at Quail Hollow Apartments and operating expenses and capital expenditures at Quail Hollow and Windsor Hills Apartments. The Partnership repaid approximately $123,000 and $98,000 of advances during the years ended December 31, 2005 and 2004, respectively. Interest is charged at prime plus 2% (9.25% at December 31, 2005) and amounted to approximately $21,000 and $1,000 for the years ended December 31, 2005 and 2004, respectively. Total advances and accrued interest of approximately $908,000 remain unpaid at December 31, 2005 and are included in due to affiliates on the consolidated balance sheet included in “Item 7. Financial Statements”.

Due to short term cash shortfalls at Quail Hollow Apartments, the Partnership obtained an advance from an affiliate of the Corporate General Partner of approximately $56,000 subsequent to December 31, 2005. Other than this advance, the Partnership's assets are thought to be generally sufficient for near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Quail Hollow Apartments of approximately $4,633,000 requires monthly principal and interest payments and matures October 2018. The mortgage indebtedness encumbering Quail Hollow Apartments requires a balloon payment of approximately $1,284,000 at maturity in October 2018. The mortgage indebtedness encumbering Windsor Hills Apartments of approximately $5,938,000 is scheduled to be fully amortized at its maturity in January 2021. The Corporate General Partner will attempt to refinance the indebtedness of Quail Hollow Apartments and/or sell the property prior to its maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing the property through foreclosure. The Partnership and seven other partnerships that own nine apartment complexes entered into a purchase and sale agreement with a third party to sell the nine apartment complexes, which includes Windsor Hills Apartments during 2006.

There were no distributions during the years ended December 31, 2005 or 2004. Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturity, and a property sale and/or refinancing. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Corporate General Partner, it is not expected that the Partnership will generate sufficient funds from operations to permit any distributions to its partners in 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests, in the Partnership, AIMCO and its affiliates owned 12,023.50 Units in the Partnership representing 80.16% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 80.16% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in “Note A – Organization and Summary of Significant Accounting Policies” which is included in the consolidated financial statements in “Item 7. Financial Statements”.  The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment property.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Partnership’s asset.

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

Financial Statements

SHELTER PROPERTIES I

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2005

Consolidated Statements of Operations - Years ended December 31, 2005 and 2004

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2005 and 2004

Consolidated Statements of Cash Flows - Years ended December 31, 2005 and 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Shelter Properties I

We have audited the accompanying consolidated balance sheet of Shelter Properties I as of December 31, 2005, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties I at December 31, 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 6, 2006

SHELTER PROPERTIES I

CONSOLIDATED BALANCE SHEET
(in thousands, except unit data)

December 31, 2005

Assets
Cash and cash equivalents		$ 144
Receivables and deposits		56
Restricted escrow		5
Other assets		252
Assets held for sale (Note A)		2,308
Investment property (Notes B & E):
Land	$ 459
Buildings and related personal property	7,177
	7,636
Less accumulated depreciation	(5,188)	2,448
		$ 5,213

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 175
Tenant security deposit liabilities		25
Due to affiliates (Note D)		939
Other liabilities		222
Mortgage note payable (Note B)		4,633
Liabilities related to assets held for sale (Note A)		6,027

Partners' Deficit
General partners	$ (114)
Limited partners (15,000 units issued and outstanding)	(6,694)	(6,808)
		$ 5,213

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES I

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2005	2004
Revenues:		(Restated)
Rental income	$ 1,186	$ 1,229
Other income	134	144
Total revenues	1,320	1,373

Expenses:
Operating	816	688
General and administrative	139	130
Depreciation	242	251
Interest	382	376
Property taxes	133	106
Total expenses	1,712	1,551
Loss from continuing operations	(392)	(178)
Income from discontinued operations (Note A)	391	290

Net (loss) income (Note C)	$ (1)	$ 112

Net (loss) income allocated to general partners (1%)	$ --	$ 1
Net (loss) income allocated to limited partners (99%)	(1)	111

Net (loss) income	$ (1)	$ 112

Per limited partnership unit:
Loss from continuing operations	$(25.87)	$(11.73)
Income from discontinued operations	25.80	19.13

Net (loss) income per limited partnership unit	$ (0.07)	$ 7.40

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES I

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	15,000	$ 2	$ 15,000	$ 15,002

Partners' deficit at
December 31, 2003	15,000	$ (115)	$ (6,804)	$ (6,919)

Net income for the year ended
December 31, 2004	--	1	111	112

Partners' deficit at
December 31, 2004	15,000	(114)	(6,693)	(6,807)

Net loss for the year ended
December 31, 2005	--	--	(1)	(1)

Partners' deficit at
December 31, 2005	15,000	$ (114)	$ (6,694)	$ (6,808)

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES I

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2005	2004
Cash flows from operating activities:
Net (loss) income	$ (1)	$ 112
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	448	532
Amortization of loan costs	19	19
Change in accounts:
Receivables and deposits	5	23
Other assets	(12)	(45)
Accounts payable	40	(15)
Tenant security deposit liabilities	7	(1)
Accrued property taxes	(105)	(15)
Due to affiliates	18	32
Other liabilities	(26)	39
Net cash provided by operating activities	393	681

Cash flows used in investing activities:
Property improvements and replacements	(1,012)	(240)

Cash flows from financing activities:
Payments on mortgage notes payable	(362)	(320)
Advances from affiliate	1,012	98
Payments on advances from affiliate	(123)	(98)
Net cash provided by (used in)
financing activities	527	(320)

Net (decrease) increase in cash and cash equivalents	(92)	121
Cash and cash equivalents at beginning of the year	236	115
Cash and cash equivalents at end of the year	$ 144	$ 236

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 792	$ 778

Supplemental disclosures of non-cash flow activity:
Property improvements and replacements included in
accounts payable	$ 121	$ 34

Included in property improvements and replacements for the year ended December 31, 2004 are approximately $21,000 of improvements which were included in accounts payable at December 31, 2003.

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

Note A - Organization and Summary of Significant Accounting Policies

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

Basis of Presentation

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting For the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations for the year ended December 31, 2004 has been restated as of January 1, 2004 to reflect the operations of Windsor Hills Apartments as income from discontinued operations due to the intention of the Corporate General Partner to sell the property within one year.  The operations of Windsor Hills Apartments for the years ended December 31, 2005 and 2004 were income of approximately $391,000 and $290,000, respectively, and include approximately $2,040,000 and $2,038,000, respectively, of revenues generated by the property.  The assets and liabilities of the property are shown as held for sale on the accompanying consolidated balance sheet.

Principles of Consolidation

The Partnership's consolidated financial statements include all of the accounts of the Partnership and its 99.99% owned partnership. The general partner of this partnership is Shelter Realty I Corporation. Shelter Realty I Corporation may be removed by the Partnership; therefore, this partnership is controlled and consolidated by the Partnership. All significant interpartnership transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Cash Distributions

Cash distributions by the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement.  The Partnership Agreement defines net cash from operations as revenue received less operating expenses paid, adjusted for certain specified items which primarily include mortgage payments on debt, property improvements and replacements not previously reserved, and the effects of other adjustments to reserves including reserve amounts deemed necessary by the Corporate General Partner. In the following notes to consolidated financial statements, whenever net cash provided by operations is used, it has the aforementioned meaning. As required by the Partnership Agreement, the following is a reconciliation of "Net cash provided by operating activities" in the accompanying consolidated statements of cash flows to "Net cash from operations", as defined in the Partnership Agreement. However, "Net cash from operations" should not be considered an alternative to net (loss) income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

	Years Ended December 31,
	2005	2004
	(in thousands)

Net cash provided by operating activities	$ 393	$ 681
Property improvements and replacements	(1,012)	(240)
Payments on mortgage notes payable	(362)	(320)
Changes in reserves for net operating liabilities	73	(18)
Additions to reserves	--	(103)
Net cash used in operations	$ (908)	$ --

During the year ended December 31, 2005 the Corporate General Partner used approximately $908,000 of reserves to fund continuing capital improvements, repairs and operations at the Partnership's investment properties. During the year ended December 31, 2004, the Corporate General Partner reserved approximately $103,000 to fund continuing capital improvements, repairs and operations at the Partnership’s investment properties. Distributions made from reserves no longer considered necessary by the Corporate General Partner are considered to be additional net cash from operations for allocation purposes.

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

Other Reserves

The Corporate General Partner may designate a portion of cash generated from operations as "other reserves" in determining net cash used in operations.  The Corporate General Partner designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current year that are expected to require the use of cash during the next year. The change in the other reserves for the years ended December 31, 2005 and 2004 was an increase of approximately $73,000 and a decrease of approximately $18,000, respectively. These amounts were determined by considering changes in the balance of receivables and deposits, other assets, accounts payable, tenant security deposit liabilities, accrued property taxes, due to affiliate and other liabilities.  At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair value due to the short term maturity of these instruments.  The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt at the Partnership’s incremental borrowing rate approximates its carrying value.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $125,000 at December 31, 2005 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Deferred Costs

Loan costs of approximately $354,000, less accumulated amortization of approximately $89,000, are included in other assets and assets held for sale. The loan costs are amortized over the terms of the related loan agreements. Amortization expense for 2005 and 2004 was approximately $19,000 and is included in interest expense and income from discontinued operations. Loan cost amortization expense from continuing operations is expected to be approximately $12,000 for each of the years 2006 through 2010.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses and income from discontinued operations.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease, and such deposits are included in receivables and deposits.  Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

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

Investment Property

Investment property consists of one apartment complex and assets held for sale consists of one apartment complex and both are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress.  The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2005 and 2004. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2005 and 2004.

Discontinued Operations

The Partnership considers investment property held for sale when criteria established by SFAS No. 144 are met.  The significant components of SFAS No. 144 criteria for classification as held for sale include the approval of the sale by the Corporate General Partner, and limited partners if required by the Partnership Agreement, the investment property is available for immediate sale and the close of the sale is probable within one year.  The Partnership believes the satisfaction of these conditions usually occurs when a purchase and sale contract is executed, but may in some instances occur prior to that and in some instances be delayed until the actual close of the sale of the investment property.

The Partnership entered into a contract with a third party to sell Windsor Hills Apartments during 2005.  Accordingly the assets and liabilities related to the property are classified as held for sale on the balance sheet as of December 31, 2005 and the operating results of the property are presented in discontinued operations on the consolidated statements of operations for the years ended December 31, 2005 and 2004. The Partnership does not record depreciation on an investment property classified as held for sale; however, depreciation expense recorded prior to its classification as held for sale is included in discontinued operations. The net gain on sale is presented in discontinued operations when recognized.

Advertising

The Partnership expenses the costs of advertising as incurred.  Advertising costs of approximately $71,000 and $46,000 for the years ended December 31, 2005 and 2004, respectively, and are included in operating expense and income from discontinued operations.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.  SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers.  As defined in SFAS No. 131, the Partnership has only one reportable segment.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Partnership does not anticipate that the adoption of SFAS No. 154 will have a material effect on the Partnership’s consolidated financial condition or results of operations.

Note B - Mortgage Note Payable

The principal terms of mortgage note payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
	2005	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)
Properties

Quail Hollow Apartments	$ 4,633	$ 42	7.48%	10/01/18	$ 1,284

The mortgage note payable is a fixed rate mortgage that is non-recourse and is secured by a pledge of the Partnership’s rental property and by a pledge of revenues from the respective rental property. The mortgage note payable includes a prepayment penalty if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

The loan encumbering Windsor Hills Apartments, which is included in liabilities related to assets held for sale, of approximately $5,938,000 is scheduled to be fully amortized at its maturity date in January 2021.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2005 are as follows (in thousands):

2006	$ 163
2007	176
2008	190
2009	204
2010	220
Thereafter	3,680
$ 4,633

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable income (in thousands, except per unit data):

	2005	2004
Net (loss) income as reported	$ (1)	$ 112
Add (deduct):
Depreciation differences	(139)	41
Change in prepaid rental	--	8
Other	(59)	(66)
Federal taxable income	$ (199)	$ 95
Federal taxable income per limited

partnership unit	$(15.30)	$ 6.27

For 2005 allocations under the Internal Revenue Code section 704(b) result in the limited partners being allocated a non-pro rata amount of taxable income or loss.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net liabilities as reported	$(6,808)
Land and buildings	35
Accumulated depreciation	(314)
Syndication fees	1,895
Other	353
Net liabilities - tax basis	$(4,839)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $168,000 and $167,000 for the years ended December 31, 2005 and 2004, respectively, which is included in operating expenses and income from discontinued operations.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $179,000 and $98,000 for the years ended December 31, 2005 and 2004, respectively, which is included in general and administrative expenses, assets held for sale and investment property. The portion of these reimbursements included in assets held for sale and investment property for the year ended December 31, 2005 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $95,000.  There were no such fees charged during the year ended December 31, 2004.  Approximately $31,000 of these accountable administrative expenses were payable to the Corporate General Partner at December 31, 2005 and are included in due to affiliates.

In accordance with the Partnership Agreement, during the years ended December 31, 2005 and 2004 an affiliate of the Corporate General Partner advanced the Partnership approximately $1,012,000 and $98,000, respectively, to cover real estate taxes at Quail Hollow Apartments and operating expenses and capital expenditures at Quail Hollow and Windsor Hills Apartments. The Partnership repaid approximately $123,000 and $98,000 of advances during the years ended December 31, 2005 and 2004, respectively. Interest is charged at prime plus 2% (9.25% at December 31, 2005) and amounted to approximately $21,000 and $1,000 for the years ended December 31, 2005 and 2004, respectively. Total advances and accrued interest of approximately $908,000 remain unpaid at December 31, 2005 and are included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $46,000 and $43,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 12,023.50 limited partnership units (the “Units”) in the Partnership representing 80.16% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 80.16% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Note E – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Quail Hollow Apartments	$ 4,633	$ 459	$ 3,754	$ 3,423

	Gross Amount At Which Carried
	At December 31, 2005
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Properties	Total	Depreciation	Construction	Acquired	Life-Years

Quail Hollow	$ 459	$ 7,177	$ 7,636	$ 5,188	1973	09/01/80	5-34

Reconciliation of "investment property and accumulated depreciation":

	December 31,
	2005	2004
	(in thousands)
Investment Property
Balance at beginning of year	$15,058	$14,805
Property improvements	1,099	253
Assets held for sale	(8,521)	--
Balance at end of year	$ 7,636	$15,058

Accumulated Depreciation
Balance at beginning of year	$11,070	$10,538
Additions charged to expense	448	532
Assets held for sale	(6,330)	--
Balance at end of year	$ 5,188	$11,070

The aggregate cost of the investment property for Federal income tax purposes at December 31, 2005 and 2004, is approximately $7,671,000 and $7,163,000, respectively.

The accumulated depreciation taken for Federal income tax purposes at December 31, 2005 and 2004, is approximately $5,502,000 and $5,226,000, respectively. Windsor Hills Apartments, which is included in assets held for sale at December 31, 2005, is excluded from the December 31, 2005 schedules.  The gross carrying value, accumulated depreciation and Federal tax basis of Windsor Hills Apartments was approximately $8,521,000, $6,330,000 and $2,197,000, respectively.

In June and July 2005, Quail Hollow Apartments experienced damage from two flood events. At December 31, 2005, the Partnership estimates damage costs of approximately $102,000.  The Corporate General Partner anticipates that insurance proceeds to be received will be sufficient to cover estimated repairs and no casualty loss will result from these events.

Note F - Contingencies

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Corporate General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Corporate General Partner believes that these measures will minimize the effects that mold could have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Corporate General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

SEC Investigation

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8a.

Controls and Procedures

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Martha L. Long	46	Director and Senior Vice President
Harry G. Alcock	43	Director and Executive Vice President
Miles Cortez	62	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	42	Executive Vice President
Thomas M. Herzog	43	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	40	Senior Vice President and Chief
		Accounting Officer
Stephen B. Waters	44	Vice President

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

Harry G. Alcock was appointed as a Director of the Corporate General Partner in October 2004 and was appointed Executive Vice President of the Corporate General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

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

Thomas M. Herzog was appointed Chief Financial Officer of the Corporate General Partner and AIMCO in November 2005 and was appointed Executive Vice President of the Corporate General Partner and AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer and of the Corporate General Partner in February 2004.  Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Robert Y. Walker, IV was appointed Senior Vice President of the Corporate General Partner and AIMCO in August 2005 and became the Chief Accounting Officer of the Corporate General Partner and AIMCO in November 2005.  From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Stephen B. Waters was appointed Vice President of the Corporate General Partner in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act. Further, one or more of the above persons are also officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

Item 10.

Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2005.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 2005, no person or entity was known to own of record or beneficially more than 5% of the limited partnership units of the Partnership.

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

No director or officer of the Corporate General Partner owns any Units.  The Corporate General Partner owns 100 limited partnership units as required by the terms of the Partnership Agreement governing the Partnership.

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

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $168,000 and $167,000 for the years ended December 31, 2005 and 2004, respectively, which is included in operating expenses and income from discontinued operations.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $179,000 and $98,000 for the years ended December 31, 2005 and 2004, respectively, which is included in general and administrative expenses, assets held for sale and investment property. The portion of these reimbursements included in assets held for sale and investment property for the year ended December 31, 2005 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $95,000.  There were no such fees charged during the year ended December 31, 2004.  Approximately $31,000 of these accountable administrative expenses were payable to the Corporate General Partner at December 31, 2005 and are included in due to affiliates.

In accordance with the Partnership Agreement, during the years ended December 31, 2005 and 2004 an affiliate of the Corporate General Partner advanced the Partnership approximately $1,012,000 and $98,000, respectively, to cover real estate taxes at Quail Hollow Apartments and operating expenses and capital expenditures at Quail Hollow and Windsor Hills Apartments. The Partnership repaid approximately $123,000 and $98,000 of advances during the years ended December 31, 2005 and 2004, respectively. Interest is charged at prime plus 2% (9.25% at December 31, 2005) and amounted to approximately $21,000 and $1,000 for the years ended December 31, 2005 and 2004, respectively. Total advances and accrued interest of approximately $908,000 remain unpaid at December 31, 2005 and are included in due to affiliates on the consolidated balance sheet included in “Item 7. Financial Statements”.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $46,000 and $43,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 12,023.50 limited partnership units (the “Units”) in the Partnership representing 80.16% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 80.16% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 13.

Exhibits

See Exhibit Index attached.

Item 14.

Principal Accountant Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2006.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2005 and 2004 are described below.

Audit Fees.  Fees for audit services totaled approximately $35,000 and $36,000 for 2005 and 2004, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $16,000 and $14,000 for 2005 and 2004, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHELTER PROPERTIES I

By: Shelter Realty I Corporation
Corporate General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 30, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 30, 2006
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 30, 2006
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 30, 2006
Stephen B. Waters

SHELTER PROPERTIES I

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

(c)

Purchase and Sale Agreement and Joint Escrow Instructions between Windsor Hills I, Limited Partnership, a Delaware Limited Partnership, and the affiliated Selling Partnerships and California State Teachers’ Retirement System, a public entity, dated November 14, 2005. Filed as Exhibit 10(i)(c) to the Current Report on form 8-K dated November 14, 2005 and filed December 13, 2005 and incorporated herein by reference.

*Filed as Exhibits 12(c) and 12(d), respectively, to Registration Statement No. 2-67384 of Registrant filed April 16, 1980 and incorporated herein by reference.

10(iii)

Contracts related to refinancing of debt:

       (l)

Multifamily Note secured by a Mortgage or Deed of Trust dated December 15, 2000 between Windsor Hills I, LP and Reilly Mortgage Group, Inc. relating to Windsor Hills Apartments. Filed as Exhibit 10(iii)(l) to Annual Form 10-KSB of Registrant for the year ended December 31, 2000 and incorporated herein by reference.

       (m)

Multifamily Note dated June 27, 2001, by and between Shelter Properties I, a South Carolina limited partnership, and GMAC Commercial Mortgage Corporation. Filed as Exhibit 10(iii)(m) to Form 10-QSB of Registrant for the quarter ended June 30, 2001 and incorporated herein by reference.

31.1

Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of equivalent of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  March 30, 2006

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

Date:  March 30, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Shelter Realty I Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Shelter Properties I (the "Partnership"), for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 30, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 30, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.