Form 10QSB
period 2006-03-31
SHELTER PROPERTIES I LTD PARTNERSHIP
filed 2006-05-15
CIK 316220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

SHELTER PROPERTIES I

CONSOLIDATED BALANCE SHEET

 (Unaudited)

(in thousands, except unit data)

March 31, 2006

Assets
Cash and cash equivalents		$ 7,582
Receivables and deposits		79
Restricted escrow		5
Other assets		218
Investment property:
Land	$ 459
Buildings and related personal property	7,211
	7,670
Less accumulated depreciation	(5,252)	2,418
		$ 10,302

Liabilities and Partners' Capital
Liabilities
Accounts payable		$ 325
Tenant security deposit liabilities		27
Due to affiliates (Note C)		1,133
Accrued property taxes		32
Other liabilities		196
Mortgage note payable		4,593

Partners' Capital (Note E)
General partners	$ 599
Limited partners (15,000 units issued and
outstanding)	3,397	3,996
		$ 10,302

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES I

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2006	2005
		(Restated)
Revenues:
Rental income	$ 335	$ 304
Other income	39	36
Total revenues	374	340

Expenses:
Operating	175	142
General and administrative	46	26
Depreciation	64	62
Interest	111	94
Property taxes	32	46
Total expenses	428	370

Loss from continuing operations	(54)	(30)
(Loss) income from discontinued operations (Note A)	(1,196)	97
Gain on sale of discontinued operations (Notes A and D)	12,054	--

Net income	$10,804	$ 67

Net income allocated to general partners	$ 713	$ 1
Net income allocated to limited partners	10,091	66

Net income	$10,804	$ 67

Per limited partnership unit:
Loss from continuing operations	$ (3.53)	$ (2.00)
(Loss) income from discontinued operations	(67.54)	6.40
Gain on sale of discontinued operations	743.80	--
Net income per limited partnership unit	$672.73	$ 4.40

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES I

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	15,000	$ 2	$15,000	$15,002

Partners' deficit at
December 31, 2005	15,000	$ (114)	$(6,694)	$(6,808)

Net income for the three months
ended March 31, 2006	--	713	10,091	10,804

Partners' capital at
March 31, 2006	15,000	$ 599	$ 3,397	$ 3,996

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES I

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$10,804	$ 67
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	64	128
Amortization of loan costs	4	5
Gain on sale of discontinued operations	(12,054)	--
Loss on early extinguishment of debt	1,261	--
Change in accounts:
Receivables and deposits	(23)	(2)
Other assets	31	(27)
Accounts payable	117	(14)
Tenant security deposit liabilities	(51)	(2)
Accrued property taxes	32	(45)
Due to affiliates	(8)	(32)
Other liabilities	(61)	(58)
Net cash provided by operating activities	116	20

Cash flows from investing activities:
Property improvements and replacements	(232)	(71)
Proceeds from the sale of discontinued operations	13,477	--
Net cash provided by (used in) investing activities	13,245	(71)

Cash flows from financing activities:
Payments on mortgage notes payable	(95)	(88)
Repayment of mortgage note payable	(5,883)	--
Advances from affiliate	55	123
Payments on advances from affiliate	--	(123)
Net cash used in financing activities	(5,923)	(88)

Net increase (decrease) in cash and cash equivalents	7,438	(139)
Cash and cash equivalents at beginning of period	144	236
Cash and cash equivalents at end of period	$ 7,582	$ 97

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 229	$ 202

Supplemental disclosures of non-cash flow activity:
Property improvements and replacements included in
accounts payable	$ 97	$ --

Included in property improvements and replacements for the three months ended March 31, 2006 and 2005 are approximately $121,000 and $34,000, respectively, of improvements which were included in accounts payable at December 31, 2005 and 2004, respectively.

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties I (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P. is also an affiliate of AIMCO. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2005.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting For the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the three months ended March 31, 2005 has been restated as of January 1, 2005 to reflect the operations of Windsor Hills Apartments as income from discontinued operations due to the property’s sale in March 2006.  The operations of Windsor Hills Apartments for the three months ended March 31, 2006 and 2005 were (loss) income of approximately ($1,196,000) and $97,000, respectively, and include approximately $480,000 and $518,000, respectively, of revenues generated by the property.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

Note B - Reconciliation of Cash Flows

As required by the Partnership Agreement, the following is a reconciliation of "Net cash provided by operating activities" in the accompanying consolidated statements of cash flows to "Net cash used in operations", as defined in the Partnership Agreement. However, "Net cash used in operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

	For the Three Months Ended
	March 31,
	(in thousands)
	2006	2005

Net cash provided by operating activities	$ 116	$ 20
Payments on mortgage notes payable	(95)	(88)
Property improvements and replacements	(232)	(71)
Changes in reserves for net operating
liabilities	(37)	180
Additions to reserves	--	(41)

Net cash used in operations	$ (248)	$ --

During the three months ended March 31, 2006 the Corporate General Partner used approximately $248,000 of reserves to fund continuing capital improvements, repairs and operations at the Partnership's investment properties. During the three months ended March 31, 2005, the Corporate General Partner reserved approximately $41,000 to fund continuing capital improvements, repairs and operations at the Partnership’s investment properties. Distributions made from reserves no longer considered necessary by the Corporate General Partner are considered to be additional net cash from operations for allocation purposes.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $45,000 for each of the three months ended March 31, 2006 and 2005, which is included in operating expenses and (loss) income from discontinued operations.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $49,000 and $22,000 for the three months ended March 31, 2006 and 2005, respectively, which is included in general and administrative expenses, investment property and gain on sale of discontinued operations. The portion of these reimbursements included in investment property and gain on sale of discontinued operations for the three months ended March 31, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $23,000 and $5,000, respectively.

In accordance with the Partnership Agreement, during the three months ended March 31, 2006 and 2005 an affiliate of the Corporate General Partner advanced the Partnership approximately $55,000 and $123,000, respectively, to cover operating expenses and real estate taxes at Quail Hollow Apartments. The Partnership repaid the advance of approximately $123,000 during the same quarter it was issued.

Additionally, during the year ended December 31, 2005, the Corporate General Partner advanced approximately $889,000 to cover operating expenses and capital expenditures at Quail Hollow and Windsor Hills Apartments. Interest was charged at prime plus 2% (9.75% at March 31, 2006) and amounted to approximately $23,000 and $2,000 for the three months ended March 31, 2006 and 2005, respectively.  Total advances and accrued interest of approximately $986,000 remain unpaid at March 31, 2006 and are included in due to affiliates. Subsequent to March 31, 2006, the Partnership paid the total advances and accrued interest with proceeds received from the sale of Windsor Hills Apartments.

The Partnership Agreement provides for a commission to the Corporate General Partner upon the sale of a Partnership investment property.  This commission is payable when certain levels of return are received by the limited partners.  The Partnership has met these levels and during the three months ended March 31, 2006 the Corporate General Partner earned a commission of approximately $147,000 from the sale of Windsor Hills Apartments (see "Note D" for further discussion).  At March 31, 2006, this amount was included in due to affiliates.  This amount was paid subsequent to March 31, 2006.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner.  During the three months ended March 31, 2006, the Partnership was charged by AIMCO and its affiliates approximately $72,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2006 as other insurance polices renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $46,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note D – Sale of Investment Property

On March 31, 2006, the Partnership sold Windsor Hills Apartments to a third party for net proceeds of approximately $13,477,000 after a deduction for immediate capital needs, a prepayment penalty owed by the Partnership and paid by the buyer, and closing costs.  The Partnership used approximately $5,883,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $12,054,000 as a result of the sale.  The property’s operations of approximately ($1,196,000) and $97,000 are shown as (loss) income from discontinued operations and include revenues of approximately $480,000 and $518,000 for the three months ended March 31, 2006 and 2005, respectively.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,261,000 as a result of unamortized loan costs written off and a prepayment penalty.  This amount is included in (loss) income from discontinued operations.

Note E - Subsequent Event

Subsequent to March 31, 2006, the Partnership paid a distribution from Windsor Hills sales proceeds of approximately $5,605,000 or $309.33 per limited partnership unit.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.  The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

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

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for each of the three months ended March 31, 2006 and 2005:

	Average
	Occupancy
Property	2006	2005

Quail Hollow Apartments (1)
West Columbia, South Carolina	86%	82%

The Corporate General Partner attributes the increase in occupancy at Quail Hollow Apartments to increased marketing efforts.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Corporate General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership recognized net income of approximately $10,804,000 and $67,000 for the three months ended March 31, 2006 and 2005, respectively. The increase in net income for the three months ended March 31, 2006 is due to the gain on sale of discontinued operations (as discussed below) and to a lesser extent, an increase in total revenues, partially offset by increases in total expenses and loss from discontinued operations.

On March 31, 2006, the Partnership sold Windsor Hills Apartments to a third party for net proceeds of approximately $13,477,000 after a deduction for immediate capital needs, a prepayment penalty owed by the Partnership and paid by the buyer, and closing costs.  The Partnership used approximately $5,883,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $12,054,000 as a result of the sale.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statement of operations included in “Item 1. Financial Statements” has been restated as of January 1, 2005 to reflect the operations of Windsor Hills Apartments as (loss) income from discontinued operations.   The property’s operations of approximately ($1,196,000) and $97,000 are shown as (loss) income from discontinued operations and include revenues of approximately $480,000 and $518,000 for the three months ended March 31, 2006 and 2005, respectively.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,261,000 as a result of unamortized loan costs written off and a prepayment penalty.  This amount is included in (loss) income from discontinued operations.

The Partnership recognized a loss from continuing operations of approximately $54,000 and $30,000 for the three months ended March 31, 2006 and 2005, respectively. The increase in loss from continuing operations for the three months ended March 31, 2006 is due to an increase in total expenses partially offset by an increase in total revenues.

Total expenses increased primarily due to increases in operating, interest and general and administrative expenses, partially offset by a decrease in property tax expenses. Depreciation expense remained relatively constant. Operating expenses increased due to increases in maintenance and administrative expenses. Maintenance expenses increased primarily due to an increase in contract services at Quail Hollow Apartments. Administrative expense increased primarily due to an increase in common area cleaning at Quail Hollow Apartments. Interest expense increased due to an increase in advances from the Corporate General Partner. Property tax expense decreased due to a property tax adjustment at Quail Hollow Apartments made in 2005.

General and administrative expenses increased due to increases in the costs of services included in the management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement and costs associated with the annual audit required by the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies.

Total revenues increased primarily due to an increase in rental income. Rental income increased due to increases in occupancy and the average rental rate and a decrease in bad debt at Quail Hollow Apartments.

In June and July 2005, Quail Hollow Apartments experienced damage from two flood events. At March 31, 2006, the Partnership estimates damage costs of approximately $102,000.  The Corporate General Partner anticipates that insurance proceeds to be received will be sufficient to cover estimated repairs and no casualty loss will result from these events.

Liquidity and Capital Resources

At March 31, 2006 the Partnership had cash and cash equivalents of approximately $7,582,000 compared to approximately $97,000 at March 31, 2005. Cash and cash equivalents increased approximately $7,438,000 since December 31, 2005 due to approximately $13,245,000 and $116,000 of cash provided by investing and operating activities, respectively, partially offset by approximately $5,923,000 of cash used in financing activities. Cash provided by investing activities consisted of proceeds from the sale of Windsor Hills Apartments, partially offset by property improvements and replacements. Cash used by financing activities consisted of repayment of the mortgage encumbering Windsor Hills Apartments and payments of principal on mortgages encumbering the Partnership’s properties, partially offset by advances from an affiliate of the Corporate General Partner. The Partnership invests its working capital reserves in interest-bearing accounts.

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

Quail Hollow Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $33,000 of capital improvements at the property consisting primarily of floor covering, appliance and roof replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Windsor Hills Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $175,000 of capital improvements at the property, consisting primarily of water and sewer repairs, floor covering replacements, plumbing fixtures and fitness equipment. These improvements were funded from operating cash flow. This property was sold during March 2006.

Capital improvements will be incurred only if cash is available from operations, Partnership reserves or advances from an affiliate of the Corporate General Partner. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

In accordance with the Partnership Agreement, during the three months ended March 31, 2006 and 2005 an affiliate of the Corporate General Partner advanced the Partnership approximately $55,000 and $123,000, respectively, to cover operating expenses and real estate taxes at Quail Hollow Apartments. The Partnership repaid the advance of approximately $123,000 during the same quarter it was issued. Additionally, during the year ended December 31, 2005, the Corporate General Partner advanced approximately $889,000 to cover operating expenses and capital expenditures at Quail Hollow and Windsor Hills Apartments. Interest was charged at prime plus 2% (9.75% at March 31, 2006) and amounted to approximately $23,000 and $2,000 for the three months ended March 31, 2006 and 2005, respectively.  Total advances and accrued interest of approximately $986,000 remain unpaid at March 31, 2006 and are included in due to affiliates. Subsequent to March 31, 2006, the Partnership paid the total advances and accrued interest with proceeds received from the sale of Windsor Hills Apartments.

The Partnership's assets are thought to be generally sufficient for near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Quail Hollow Apartments of approximately $4,593,000 requires monthly principal and interest payments and matures October 2018 at which time a balloon payment of approximately $1,284,000 is due. The Corporate General Partner will attempt to refinance the indebtedness of Quail Hollow Apartments and/or sell the property prior to its maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

There were no distributions during the three months ended March 31, 2006 or 2005. Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturity, property sale and/or refinancing. Subsequent to March 31, 2006, the Partnership paid a distribution from Windsor Hills sales proceeds of approximately $5,605,000 or $309.33 per limited partnership unit. The Partnership’s cash available for distribution is reviewed on a monthly basis.  There can be no assurance that the Partnership will generate sufficient funds from operations to permit any additional distributions to its partners in 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests, in the Partnership, AIMCO and its affiliates owned 12,023.50 limited partnership units (“Units”) in the Partnership representing 80.16% of the outstanding Units at March 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 80.16% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Asset

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the

aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.  The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Date: May 15, 2006

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

Date:  May 15, 2006

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

Date:  May 15, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Shelter Realty I Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Shelter Properties I (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 15, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 15, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.