Form 10QSB
period 2006-06-30
SHELTER PROPERTIES I LTD PARTNERSHIP
filed 2006-08-10
CIK 316220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

SHELTER PROPERTIES I

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

June 30, 2006

Assets
Cash and cash equivalents		$ 892
Receivables and deposits		142
Restricted escrows		5
Other assets		206
Investment property:
Land	$ 459
Buildings and related personal property	7,199
	7,658
Less accumulated depreciation	(5,284)	2,374
		$ 3,619

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 137
Tenant security deposit liabilities		27
Accrued property taxes		64
Other liabilities		175
Mortgage note payable		4,553

Partners' Deficit
General partners	$ (201)
Limited partners (15,000 units issued and
outstanding)	(1,136)	(1,337)
		$ 3,619

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES I

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:		(Restated)		(Restated)
Rental income	$ 350	$ 274	$ 685	$ 578
Other income	59	36	98	72
Casualty gain (Note E)	70	--	70	--
Total revenues	479	310	853	650

Expenses:
Operating	213	199	388	341
General and administrative	40	40	86	66
Depreciation	64	56	128	118
Interest	90	91	201	185
Property taxes	32	29	64	75
Total expenses	439	415	867	785

Income (loss) from continuing operations	40	(105)	(14)	(135)
Income (loss) from discontinued
operations (Note A)	35	73	(1,161)	170
Gain on sale of discontinued operations
(Notes A and D)	51	--	12,105	--

Net income (loss)	$ 126	$ (32)	$10,930	$ 35

Net income allocated to general partner	$ 19	$ --	$ 732	$ --
Net income (loss) allocated to limited
partners	107	(32)	10,198	35
Net income (loss)	$ 126	$ (32)	$10,930	$ 35

Per limited partnership unit:
Income (loss) from continuing operations	$ 2.60	$ (6.90)	$ (0.93)	(8.90)
Income (loss) from discontinued operations	2.07	4.83	(65.47)	11.23
Gain on sale of discontinued operations	2.47	--	746.27	--

Net income (loss) per limited
partnership unit	$ 7.14	$ (2.07)	$679.87	$ 2.33
Distributions per limited partnership
unit	$ 309.33	$ --	$309.33	$ --

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES I

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	15,000	$ 2	$15,000	$15,002

Partners' deficit at
December 31, 2005	15,000	$ (114)	$(6,694)	$(6,808)

Net income for the six months
ended June 30, 2006	--	732	10,198	10,930

Distributions to partners	--	(819)	(4,640)	(5,459)

Partners' deficit at
June 30, 2006	15,000	$ (201)	$(1,136)	$(1,337)

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES I

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$10,930	$ 35
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Depreciation	128	251
Amortization of loan costs	7	10
Gain on sale of discontinued operations	(12,105)	--
Loss on early extinguishment of debt	1,261	--
Casualty gain	(70)	--
Change in accounts:
Receivables and deposits	(86)	(6)
Other assets	40	(8)
Accounts payable	79	21
Tenant security deposit liabilities	(51)	(1)
Accrued property taxes	64	(54)
Other liabilities	(82)	(50)
Due to affiliates	(197)	(32)
Net cash (used in) provided by operating
activities	(82)	166

Cash flows from investing activities:
Property improvements and replacements	(363)	(258)
Proceeds from the sale of discontinued operations	13,477	--
Insurance proceeds received	82	--
Net cash provided by (used in) investing activities	13,196	(258)

Cash flows from financing activities:
Payments on mortgage notes payable	(135)	(178)
Repayment of mortgage note payable	(5,883)	--
Advances from affiliate	55	273
Payments on advances from affiliate	(944)	(123)
Distribution to partners	(5,459)	--
Net cash used in financing activities	(12,366)	(28)

Net increase (decrease) in cash and cash equivalents	748	(120)
Cash and cash equivalents at beginning of period	144	236

Cash and cash equivalents at end of period	$ 892	$ 116

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 358	$ 400

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ --	$ 95

Included in property improvements and replacements for the six months ended June 30, 2006 and 2005 are approximately $121,000 and $34,000 of improvements which were included in accounts payable at December 31, 2005 and 2004, respectively.

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties I (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P. is also an affiliate of AIMCO. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2005.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting For the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the three and six months ended June 30, 2005 has been restated as of January 1, 2005 to reflect the operations of Windsor Hills Apartments as income (loss) from discontinued operations due to the property’s sale in March 2006 (see Note D).

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

	For the Six Months Ended
	June 30,
	(in thousands)
	2006	2005

Net cash (used in) provided by operating activities	$ (82)	$ 166
Payments on mortgage notes payable	(135)	(178)
Property improvements and replacements	(363)	(258)
Changes in reserves for net operating
liabilities	233	130

Net cash used in operations	$ (347)	$ (140)

During the six months ended June 30, 2006 and 2005 the Corporate General Partner used approximately $347,000 and $140,000, respectively, of reserves to fund continuing capital improvements, repairs and operations at the Partnership's investment properties. Distributions made from reserves no longer considered necessary by the Corporate General Partner are considered to be additional net cash from operations for allocation purposes.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $64,000 and $86,000 for the six months ended June 30, 2006 and 2005, respectively, which is included in operating expenses and income (loss) from discontinued operations.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $72,000 and $44,000 for the six months ended June 30, 2006 and 2005, respectively, which is included in general and administrative expenses, investment property and gain on sale of discontinued operations. The portion of these reimbursements included in investment property and gain on sale of discontinued operations for the six months ended June 30, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $24,000 and $5,000, respectively.

In accordance with the Partnership Agreement, during the six months ended June 30, 2006 and 2005 an affiliate of the Corporate General Partner advanced the Partnership approximately $55,000 and $273,000, respectively, to cover operating expenses and real estate taxes at Quail Hollow Apartments. Additionally, during the year ended December 31, 2005, the Corporate General Partner advanced approximately $889,000 to cover operating expenses and capital expenditures at Quail Hollow and Windsor Hills Apartments. Interest was charged at prime plus 2% and amounted to approximately $24,000 and $2,000 for the six months ended June 30, 2006 and 2005, respectively.  Total advances and accrued interest of approximately $987,000 were repaid during the six months ended June 30, 2006.

The Partnership Agreement provides for a commission to the Corporate General Partner upon the sale of a Partnership investment property.  This commission is payable when certain levels of return are received by the limited partners.  The Partnership has met these levels and during the six months ended June 30, 2006 the Corporate General Partner earned a commission of approximately $147,000 from the sale of Windsor Hills Apartments (see "Note D" for further discussion).

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner.  During the six months ended June 30, 2006, the Partnership was charged by AIMCO and its affiliates approximately $80,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2006 as other insurance polices renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $46,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note D – Disposition of Investment Property

On March 31, 2006, the Partnership sold Windsor Hills Apartments to a third party for net proceeds of approximately $13,477,000 after a deduction for immediate capital needs, a prepayment penalty owed by the Partnership and closing costs.  The Partnership used approximately $5,883,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $12,105,000 as a result of the sale during the six months ended June 30, 2006. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,261,000 as a result of unamortized loan costs written off and a prepayment penalty.  This amount is included in income (loss) from discontinued operations. Also included in income (loss) from discontinued operations for the three and six months ended June 30, 2006 is approximately $35,000 and $100,000 of income, including revenues of approximately $480,000 for the six month period.  During the three months ended June 30, 2006 certain accruals of approximately $35,000 established during the three months ended March 31, 2006 were reversed due to actual costs being less than anticipated.  Included in income from discontinued operations for the three and six months ended June 30, 2005 are results of the property’s operations of approximately $73,000 and $170,000, respectively, including revenues of approximately $493,000 and $1,011,000, respectively.

During the three months ended June 30, 2006, certain accruals of approximately $51,000 established during the three months ended March 31, 2006 related to the sale of Windsor Hills Apartments were reversed due to actual costs being less than anticipated.  This accrual reversal is included as an increase in gain on sale of discontinued operations for the three months ended June 30, 2006.

Note E – Casualty Events

In June and July 2005, Quail Hollow Apartments experienced damage from two flood events.  During the three and six months ended June 30, 2006, the Partnership received insurance proceeds of approximately $82,000 and wrote off undepreciated damaged assets of approximately $12,000 resulting in a casualty gain of approximately $70,000.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and  ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for each of the six months ended June 30, 2006 and 2005:

	Average
	Occupancy
Property	2006	2005

Quail Hollow Apartments (1)
West Columbia, South Carolina	88%	79%

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

Results of Operations

The Partnership’s net income for the three and six months ended June 30, 2006 was approximately $126,000 and $10,930,000, respectively, compared to net (loss) income of approximately ($32,000) and $35,000 for the three and six months ended June 30, 2005, respectively.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated financial statements of operations for the three and six months ended June 30, 2005 have been restated as of January 1, 2005 to reflect the operations of Windsor Hills Apartments as income from discontinued operations due to its sale on March 31, 2006.

On March 31, 2006, the Partnership sold Windsor Hills Apartments to a third party for net proceeds of approximately $13,477,000 after a deduction for immediate capital needs, a prepayment penalty owed by the Partnership and closing costs.  The Partnership used approximately $5,883,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $12,105,000 for the six months ended June 30, 2006 as a result of the sale.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,261,000 as a result of unamortized loan costs written off and a prepayment penalty during the six months ended June 30, 2006.  This amount is included in (loss) income from discontinued operations for the six months ended June 30, 2006. Also included in income (loss) from discontinued. Also included in income (loss) from discontinued operations for the three and six months ended June 30, 2006 is approximately $35,000 and $100,000 of income, including revenues of approximately $480,000 for the six month period.  During the three months ended June 30, 2006 certain accruals of approximately $35,000 established during the three months ended March 31, 2006 were reversed due to actual costs being less than anticipated.  Included in income from discontinued operations for the three and six months ended June 30, 2005 are results of the property’s operations of approximately $73,000 and $170,000, respectively, including revenues of approximately $493,000 and $1,011,000, respectively.

The Partnership recognized income from continuing operations of approximately $40,000 for the three months ended June 30, 2006 and loss from continuing operations of approximately $14,000 for the six months ended June 30, 2006 compared to loss from continuing operations of approximately $105,000 and $135,000  for the three and six months ended June 30, 2005, respectively. Income from continuing operations increased for both the three and six months ended June 30, 2006 due to an increase in total revenues partially offset by an increase in total expenses.

Total revenues increased for both the three and six months periods ended June 30, 2006 due to increases in rental and other income and casualty gains, as discussed below. Rental income increased for both the three and six months ended June 30, 2006 due to increases in occupancy, the average rental rate, and a decrease in bad debt expense at Quail Hollow Apartments. Other income increased primarily due to an increase in interest income.

In June and July 2005, Quail Hollow Apartments experienced damage from two flood events.  During the three and six months ended June 30, 2006, the Partnership received insurance proceeds of approximately $82,000 and wrote off undepreciated damaged assets of approximately $12,000 resulting in a casualty gain of approximately $70,000.

Total expenses increased for the three months ended June 30, 2006 due to increases in operating and depreciation expenses.  Total expenses increased for the six months ended June 30, 2006 due to increases in operating, interest, depreciation and general and administrative expenses partially offset by a decrease in property tax expense.  Operating expenses increased for the three months due to increases in administrative expenses and utilities at Quail Hollow Apartments.  Operating expenses increased for the six months ended June 30, 2006 due to increases in advertising, common area cleaning costs, and the management fee calculated on a percentage of gross receipts of the investment property.  Depreciation expense increased for both the three and six months ended June 30, 2006 due to property improvements and replacements placed in service over the past twelve months.  Interest expense increased for the six months ended June 30, 2006 due to an increase in interest expense on advances from an affiliate of the Corporate General Partner partially offset by a decrease in interest expense on the mortgage encumbering the investment property as a result of scheduled principal payments which reduced the carrying balance of the mortgage.  Property tax expense decreased for the six months ended June 30, 2006 due to a property tax adjustment at Quail Hollow Apartments made in 2005.

General and administrative expenses increased for the six months ended June 30, 2006 due to increases in the costs of services included in the management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement and costs associated with the annual audit required by the Partnership Agreement. General and administrative expenses remained relatively constant for the three months ended June 30, 2006. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies.

Liquidity and Capital Resources

At June 30, 2006 the Partnership had cash and cash equivalents of approximately $892,000 compared to approximately $116,000 at June 30, 2005. Cash and cash equivalents increased approximately $748,000 since December 31, 2005 due to approximately $13,196,000 of cash provided by investing activities partially offset by approximately $12,366,000 and $82,000 of cash used in financing activities and operating activities, respectively. Cash provided by investing activities consisted of proceeds from the sale of Windsor Hills Apartments and insurance proceeds received, partially offset by property improvements and replacements. Cash used by financing activities consisted of repayment of the mortgage encumbering Windsor Hills Apartments, payments of principal on mortgages encumbering the Partnership’s properties, repayment of advances from an affiliate of the Corporate General Partner and distributions to partners partially offset by advances from an affiliate of the Corporate General Partner. The Partnership invests its working capital reserves in interest-bearing accounts.

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

Quail Hollow Apartments

During the six months ended June 30, 2006, the Partnership completed approximately $66,000 of capital improvements at the property consisting primarily of floor covering, appliance and roof replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Windsor Hills Apartments

During the six months ended June 30, 2006, the Partnership completed approximately $176,000 of capital improvements at the property, consisting primarily of water and sewer repairs, floor covering replacements, plumbing fixtures and fitness equipment. These improvements were funded from operating cash flow. This property was sold during March 2006.

Capital improvements will be incurred only if cash is available from operations, Partnership reserves or advances from an affiliate of the Corporate General Partner. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

In accordance with the Partnership Agreement, during the six months ended June 30, 2006 and 2005 an affiliate of the Corporate General Partner advanced the Partnership approximately $55,000 and $273,000, respectively, to cover operating expenses and real estate taxes at Quail Hollow Apartments. Additionally, during the year ended December 31, 2005, the Corporate General Partner advanced approximately $889,000 to cover operating expenses and capital expenditures at Quail Hollow and Windsor Hills Apartments. Interest was charged at prime plus 2% and amounted to approximately $24,000 and $2,000 for the six months ended June 30, 2006 and 2005, respectively.  Total advances and accrued interest of approximately $987,000 were repaid during the six months ended June 30, 2006.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Quail Hollow Apartments of approximately $4,553,000 requires monthly principal and interest payments and matures October 2018 at which time a balloon payment of approximately $1,284,000 is due. The Corporate General Partner will attempt to refinance the indebtedness of Quail Hollow Apartments and/or sell the property prior to its maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2006 and 2005 (in thousands, except per unit data):

	Six Months Ended	Per Limited	Six Months Ended	Per Limited
	June 30,	Partnership	June 30,	Partnership
	2006	Unit	2005	Unit

Sale (1)	$5,459	$309.33	$ --	$ --

(1)

From the sale proceeds of Windsor Hill Apartments in March 2006.

Future cash distributions will depend on the levels of cash generated from operations, the timing of the property sale and/or refinancing. The Partnership’s cash available for distribution is reviewed on a monthly basis.  There can be no assurance that the Partnership will generate sufficient funds from operations to permit any additional distributions to its partners in 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests, in the Partnership, AIMCO and its affiliates owned 12,023.50 limited partnership units (“Units”) in the Partnership representing 80.16% of the outstanding Units at June 30, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 80.16% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and  ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 5.

Other Information

None.

Item 6.

Exhibits

See Exhibit Index Attached.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHELTER PROPERTIES I

By: Shelter Realty I Corporation
Corporate General Partner

Date: August 10, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 10, 2006	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

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

Date:  August 10, 2006

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

Date:  August 10, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Shelter Realty I Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Shelter Properties I (the "Partnership"), for the quarterly period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 10, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 10, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.