Form 10QSB
period 2006-09-30
SHELTER PROPERTIES I LTD PARTNERSHIP
filed 2006-11-13
CIK 316220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

SHELTER PROPERTIES I

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2006

Assets
Cash and cash equivalents		$ 261
Receivables and deposits		46
Restricted escrows		5
Other assets		183
Investment property:
Land	$ 459
Buildings and related personal property	7,230
	7,689
Less accumulated depreciation	(5,348)	2,341
		$ 2,836

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 38
Tenant security deposit liabilities		28
Accrued property taxes		96
Other liabilities		139
Mortgage notes payable		4,512

Partners' Deficit
General partners	$ (296)
Limited partners (15,000 units issued and
outstanding)	(1,681)	(1,977)
		$ 2,836

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES I

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Rental income	$ 363	$ 295	$ 1,048	$ 873
Other income	43	31	141	104
Casualty gain (Note E)	--	--	70	--
Total revenues	406	326	1,259	977

Expenses:
Operating	208	257	596	598
General and administrative	25	36	111	102
Depreciation	64	61	192	180
Interest	86	96	287	281
Property taxes	33	29	97	104
Total expenses	416	479	1,283	1,265

Loss from continuing operations	(10)	(153)	(24)	(288)
Income (loss) from discontinued
operations (Note A)	--	30	(1,161)	200
Gain on sale of discontinued
Operations (Notes A and D)	--	--	12,105	--
Net (loss) income	$ (10)	$ (123)	$10,920	$ (88)

Net (loss) income allocated to
general partners	$ --	$ (1)	$ 732	$ (1)
Net (loss) income allocated to
limited partners	(10)	(122)	10,188	(87)

Net (loss) income	$ (10)	$ (123)	$10,920	$ (88)

Per limited partnership unit:
Loss from continuing operations	$ (0.67)	$(10.11)	$ (1.60)	$(19.00)
Income (loss) from discontinued
operations	--	1.98	(65.47)	13.20
Gain on sale of discontinued
operations	--	--	746.27	--
Net (loss) income per limited
partnership unit	$ (0.67)	$ (8.13)	$679.20	$ (5.80)
Distributions per limited
partnership unit	$ 35.67	$ --	$345.00	$ --

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES I

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	15,000	$ 2	$15,000	$15,002

Partners' deficit at
December 31, 2005	15,000	$ (114)	$(6,694)	$(6,808)

Net income for the nine months
ended September 30, 2006	--	732	10,188	10,920

Distributions to partners	--	(914)	(5,175)	(6,089)

Partners' deficit at
September 30, 2006	15,000	$ (296)	$(1,681)	$(1,977)

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES I

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$10,920	$ (88)
Adjustments to reconcile net income (loss) to net
cash (used in) provided by operating activities:
Depreciation	192	386
Amortization of loan costs	10	14
Loss on early extinguishment of debt	1,261	--
Gain on sale of discontinued operations	(12,105)	--
Casualty gain	(70)	--
Change in accounts:
Receivables and deposits	10	(4)
Other assets	60	(52)
Accounts payable	(33)	28
Tenant security deposit liabilities	(50)	3
Accrued property taxes	96	12
Other liabilities	(118)	(2)
Due to affiliates	(197)	(18)
Net cash (used in) provided by operating
activities	(24)	279

Cash flows from investing activities:
Property improvements and replacements	(381)	(550)
Proceeds from the sale of discontinued operations	13,477	--
Insurance proceeds received	82	--
Net cash provided by (used in) investing
activities	13,178	(550)

Cash flows from financing activities:
Payments on mortgage notes payable	(176)	(269)
Repayment of mortgage note payable	(5,883)	--
Advances from affiliates	55	513
Payments on advances from affiliate	(944)	(123)
Distributions to partners	(6,089)	--
Net cash (used in) provided by financing
activities	(13,037)	121

Net increase (decrease) in cash and cash equivalents	117	(150)
Cash and cash equivalents at beginning of period	144	236

Cash and cash equivalents at end of period	$ 261	$ 86

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 443	$ 597

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 13	$ 126

Included in property improvements and replacements for the nine months ended September 30, 2006 and 2005 are approximately $121,000 and $34,000 of improvements which were included in accounts payable at December 31, 2005 and 2004, respectively.

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties I (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P. is also an affiliate of AIMCO. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2005.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting For the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the three and nine months ended September 30, 2006 and 2005 reflect the operations of Windsor Hills Apartments as income (loss) from discontinued operations due to the property’s sale in March 2006 (see Note D).

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

	For the Nine Months Ended
	September 30,
	(in thousands)
	2006	2005

Net cash (used in) provided by operating activities	$ (24)	$ 279
Payments on mortgage notes payable	(176)	(269)
Property improvements and replacements	(381)	(550)
Changes in reserves for net operating
liabilities	232	33

Net cash used in operations	$ (349)	$ (507)

During the nine months ended September 30, 2006 and 2005 the Corporate General Partner used approximately $349,000 and $507,000, respectively, of reserves to fund continuing capital improvements, repairs and operations at the Partnership's investment properties. Distributions made from reserves no longer considered necessary by the Corporate General Partner are considered to be additional net cash from operations for allocation purposes.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $84,000 and $124,000 for the nine months ended September 30, 2006 and 2005, respectively, which is included in operating expenses and income (loss) from discontinued operations.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $81,000 and $104,000 for the nine months ended September 30, 2006 and 2005, respectively, which is included in general and administrative expenses, investment property and gain on sale of discontinued operations. The portion of these reimbursements included in investment property and gain on sale of discontinued operations for the nine months ended September 30, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $24,000 and $43,000, respectively.

In accordance with the Partnership Agreement, during the nine months ended September 30, 2006 and 2005 an affiliate of the Corporate General Partner advanced the Partnership approximately $55,000 and $513,000, respectively, to cover operating expenses and real estate taxes at Quail Hollow Apartments. Additionally, during the quarter ended December 31, 2005, the Corporate General Partner advanced approximately $499,000 to cover operating expenses and capital expenditures at Quail Hollow and Windsor Hills Apartments. Interest was charged at prime plus 2% and amounted to approximately $24,000 and $7,000 for the nine months ended September 30, 2006 and 2005, respectively.  Total advances and accrued interest of approximately $987,000 and $125,000 were repaid during the nine months ended September 30, 2006 and 2005, respectively.

The Partnership Agreement provides for a commission to the Corporate General Partner upon the sale of a Partnership investment property.  This commission is payable when certain levels of return are received by the limited partners.  The Partnership has met these levels and during the nine months ended September 30, 2006 the Corporate General Partner earned and was paid a commission of approximately $147,000 from the sale of Windsor Hills Apartments (see "Note D" for further discussion).

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner.  During the nine months ended September 30, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $81,000 and $46,000, respectively, for hazard insurance coverage and fees associated with policy claims administration.

Note D – Disposition of Investment Property

On March 31, 2006, the Partnership sold Windsor Hills Apartments to a third party for net proceeds of approximately $13,477,000 after a deduction for immediate capital needs, a prepayment penalty owed by the Partnership and closing costs.  The Partnership used approximately $5,883,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $12,105,000 as a result of the sale during the nine months ended September 30, 2006. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,261,000 as a result of unamortized loan costs written off and a prepayment penalty.  This amount is included in loss from discontinued operations for the nine months ended September 30, 2006. Also included in loss from discontinued operations for the nine months ended September 30, 2006 is approximately $100,000 of income, including revenues of approximately $480,000 for the nine month period.  Included in income from discontinued operations for the three and nine months ended September 30, 2005 are results of the property’s operations of approximately $30,000 and $200,000, respectively, including revenues of approximately $501,000 and $1,511,000, respectively.

Note E – Casualty Events

In June and July 2005, Quail Hollow Apartments experienced damage from two flood events.  During the nine months ended September 30, 2006, the Partnership received insurance proceeds of approximately $82,000 and wrote off undepreciated damaged assets of approximately $12,000 resulting in a casualty gain of approximately $70,000.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and  ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for each of the nine months ended September 30, 2006 and 2005:

	Average
	Occupancy
Property	2006	2005

Quail Hollow Apartments (1)
West Columbia, South Carolina	90%	79%

(1)

The Corporate General Partner attributes the increase in occupancy at Quail Hollow Apartments to increased marketing efforts and competitive pricing.

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

Results of Operations

The Partnership’s net (loss) income for the three and nine months ended September 30, 2006 was approximately ($10,000) and $10,920,000, respectively, compared to net loss of approximately $123,000 and $88,000 for the three and nine months ended September 30, 2005, respectively.

On March 31, 2006, the Partnership sold Windsor Hills Apartments to a third party for net proceeds of approximately $13,477,000 after a deduction for immediate capital needs, a prepayment penalty owed by the Partnership and closing costs.  The Partnership used approximately $5,883,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $12,105,000 for the nine months ended September 30, 2006 as a result of the sale.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,261,000 as a result of unamortized loan costs written off and a prepayment penalty during the nine months ended September 30, 2006.  This amount is included in loss from discontinued operations for the nine months ended September 30, 2006. Also included in loss from discontinued operations for the nine months ended September 30, 2006 is approximately $100,000 of income, including revenues of approximately $480,000 for the nine month period. Included in income from discontinued operations for the three and nine months ended September 30, 2005 are results of the property’s operations of approximately $30,000 and $200,000, respectively, including revenues of approximately $501,000 and $1,511,000, respectively.

The Partnership recognized loss from continuing operations of approximately $10,000 and $24,000 for the three and nine months ended September 30, 2006, respectively, compared to loss from continuing operations of approximately $153,000 and $288,000  for the three and nine months ended September 30, 2005, respectively. Loss from continuing operations decreased for the three months ended September 30, 2006 due to an increase in total revenues and a decrease in total expenses. Loss from continuing operations decreased for the nine months ended September 30, 2006 due to an increase in total revenues partially offset by an increase in total expenses.

Total revenues increased for both the three and nine months periods ended September 30, 2006 due to increases in rental and other income. Additionally, there was an increase in casualty gain during the nine months ended September 30, 2006, as discussed below. Rental income increased for both the three and nine months ended September 30, 2006 due to increases in occupancy and the average rental rate, and a decrease in bad debt expense at Quail Hollow Apartments. Other income increased for the three months ended September 30, 2006 primarily due to an increase in interest income. Other income increased for the nine months ended September 30, 2006 due to increases in interest income, application fees, and tenant utility reimbursements.

In June and July 2005, Quail Hollow Apartments experienced damage from two flood events.  During the nine months ended September 30, 2006, the Partnership received insurance proceeds of approximately $82,000 and wrote off undepreciated damaged assets of approximately $12,000 resulting in a casualty gain of approximately $70,000.

Total expenses decreased for the three months ended September 30, 2006 due to decreases in operating, interest and general and administrative expenses partially offset by an increase in depreciation expense. Total expenses increased for the nine months ended September 30, 2006 due to increases in depreciation, interest and general and administrative expenses, partially offset by a decrease in property tax expense. Operating expenses decreased for the three months ended September 30, 2006 primarily due to decreases in administrative and maintenance expense at the investment property.  Administrative expense decreased as a result of a decrease in temporary help costs.  Maintenance expense decreased due to a reduction in contract services at the investment property. Operating expenses remained comparable for the nine months ended September 30, 2006.   Depreciation expense increased for both the three and nine months ended September 30, 2006 due to assets placed in service over the past twelve months now being depreciated.  Interest expense increased for the nine months ended September 30, 2006 due to an increase in interest expense on advances from an affiliate of the Corporate General Partner partially offset by a decrease in interest expense on the mortgage encumbering Quail Hollow Apartments as a result of scheduled principal payments which reduced the carrying balance of the mortgage.  Interest expense decreased for the three months ended September 30, 2006 due to decreases in interest on advances from an affiliate of the Corporate General Partner and on the mortgage encumbering Quail Hollow as a result of scheduled principal payments.  Property tax expense decreased for the nine months ended September 30, 2006 as a result of a property tax adjustment at Quail Hollow Apartments made in 2005.

General and administrative expense decreased for the three months ended September 30, 2006 primarily due to a decrease in the cost of services included in management reimbursements to an affiliate of the Corporate General Partner as a result of the sale of Windsor Hills during 2006.  General and administrative expenses increased for the nine months ended September 30, 2006 due to an increase in the costs associated with the annual audit partially offset by a decrease in the cost of services included in management reimbursements to an affiliate of the Corporate General Partner as a result of the sale of Windsor Hills during 2006.  Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies.

Liquidity and Capital Resources

At September 30, 2006 the Partnership had cash and cash equivalents of approximately $261,000 compared to approximately $86,000 at September 30, 2005. Cash and cash equivalents increased approximately $117,000 since December 31, 2005 due to approximately $13,178,000 of cash provided by investing activities partially offset by approximately $13,037,000 and $24,000 of cash used in financing activities and operating activities, respectively. Cash provided by investing activities consisted of proceeds from the sale of Windsor Hills Apartments and insurance proceeds received, partially offset by property improvements and replacements. Cash used in financing activities consisted of repayment of the mortgage encumbering Windsor Hills Apartments, payments of principal on mortgages encumbering the Partnership’s properties, repayment of advances from an affiliate of the Corporate General Partner and distributions to partners partially offset by advances from an affiliate of the Corporate General Partner. The Partnership invests its working capital reserves in interest-bearing accounts.

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

Quail Hollow Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $97,000 of capital improvements at the property consisting primarily of floor covering, appliance, and roof replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Windsor Hills Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $176,000 of capital improvements at the property, consisting primarily of water and sewer repairs, floor covering replacements, plumbing fixtures and fitness equipment. These improvements were funded from operating cash flow. This property was sold during March 2006.

Capital improvements will be incurred only if cash is available from operations, Partnership reserves or advances from an affiliate of the Corporate General Partner. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

In accordance with the Partnership Agreement, during the nine months ended September 30, 2006 and 2005 an affiliate of the Corporate General Partner advanced the Partnership approximately $55,000 and $513,000, respectively, to cover operating expenses and real estate taxes at Quail Hollow Apartments. Additionally, during the quarter ended December 31, 2005, the Corporate General Partner advanced approximately $499,000 to cover operating expenses and capital expenditures at Quail Hollow and Windsor Hills Apartments. Interest was charged at prime plus 2% and amounted to approximately $24,000 and $7,000 for the nine months ended September 30, 2006 and 2005, respectively.  Total advances and accrued interest of approximately $987,000 and $125,000 were repaid during the nine months ended September 30, 2006 and 2005, respectively.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Quail Hollow Apartments of approximately $4,512,000 requires monthly principal and interest payments and matures October 2018 at which time a balloon payment of approximately $1,284,000 is due. The Corporate General Partner will attempt to refinance the indebtedness of Quail Hollow Apartments and/or sell the property prior to its maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2006 and 2005 (in thousands, except per unit data):

	Nine Months Ended	Per Limited	Nine Months Ended	Per Limited
	September 30,	Partnership	September 30,	Partnership
	2006	Unit	2005	Unit

Sale (1)	$6,089	$345.00	$ --	$ --

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

Other

In addition to its indirect ownership of the general partner interests, in the Partnership, AIMCO and its affiliates owned 12,023.50 limited partnership units (“Units”) in the Partnership representing 80.16% of the outstanding Units at September 30, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 80.16% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and  ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 5.

Other Information

None.

Item 6.

Exhibits

See Exhibit Index Attached.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHELTER PROPERTIES I

By: Shelter Realty I Corporation
Corporate General Partner

Date: November 13, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2006	By: /s/Stephen B. Waters
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

Date:  November 13, 2006

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

Date:  November 13, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Shelter Realty I Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Shelter Properties I (the "Partnership"), for the quarterly period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: November 13, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: November 13, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.