Form 10KSB
period 2006-12-31
SHELTER PROPERTIES I LTD PARTNERSHIP
filed 2007-03-16
CIK 316220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No[X]

State issuer's revenues for its most recent fiscal year.  $2,151,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2006.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership is engaged in the business of operating and holding real estate properties for investment. In 1980, during its acquisition phase, the Partnership acquired seven existing apartment properties. In March 2006, the Partnership sold one of its two remaining investment properties, which was classified as held for sale at December 31, 2005. As of December 31, 2006, the Partnership continues to own and operate one apartment complex. See “Item 2. Description of Property”.

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

The Partnership has no employees. Management and administrative services are performed by the Corporate General Partner and by agents retained by the Corporate General Partner. Property management services are provided at the Partnership’s investment property by an affiliate of the Corporate General Partner.

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's property. The number and quality of competitive properties, including those which may be managed by an affiliate of the Corporate General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership’s property and the rents that may be charged for such apartments. While the Corporate General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States, and competition for the apartments is local.

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses.  Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped.  These and other Federal, state and local laws may require modifications to the Partnership's property, or restrict renovations of the property.  Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Corporate General Partner believes that the Partnership's property is substantially in compliance with the present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

Both the income and expenses of operating the property owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws or changes in patterns or needs of users.  In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland Security, could have a negative effect on rent and occupancy levels at the Partnership’s property. The effect that future terrorist activities or threats of such activities could have on the Partnership’s operations is uncertain and unpredictable. If the Partnership were to incur a loss at the property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the property owned by the Partnership.

The Partnership monitors its property for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos.  In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities.  In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Item 2.

Description of Property

The following table sets forth the Partnership's investment in property:

Date of
Property	Purchase	Type of Ownership	Use

Quail Hollow Apartments	09/01/80	Fee ownership, subject to	Apartment
West Columbia, South Carolina		first mortgage	215 units

On March 31, 2006, the Partnership sold Windsor Hills Apartments to a third party for net proceeds of approximately $13,477,000 after a deduction for immediate capital needs, a prepayment penalty owed by the Partnership and closing costs.  The Partnership used approximately $5,883,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $12,105,000 as a result of the sale during the year ended December 31, 2006. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,261,000 as a result of unamortized loan costs written off and a prepayment penalty.  This amount is included in loss from discontinued operations on the consolidated statement of operations included in “Item 7. Financial Statements” for the year ended December 31, 2006. Also included in loss from discontinued operations for the year ended December 31, 2006 is approximately $100,000 of income, including revenues of approximately $480,000.  Included in income from discontinued operations for the year ended December 31, 2005 are results of the property’s operations of approximately $391,000 including revenues of approximately $2,040,000.

Schedule of Property

Set forth below for the Partnership’s remaining investment property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

	Gross			Method
	Carrying	Accumulated	Depreciable	of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Quail Hollow
Apartments	$ 7,821	$ 5,413	5-34 yrs	S/L	$ 2,063

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2006	Rate	Amortized	Date	Maturity (1)
	(in thousands)				(in thousands)

Quail Hollow
Apartments	$ 4,470	7.48%	20 yrs	10/01/18	$ 1,284

(1)

See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to prepay this loan and other specific details about the loan.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2006 and 2005 for the Partnership’s remaining property are as follows:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2006	2005	2006	2005
Quail Hollow
Apartments	$ 7,360	$ 7,117	91%	79%

The Corporate General Partner attributes the increase in occupancy at Quail Hollow Apartments primarily to increased marketing efforts and focus on customer service.

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

Real Estate Taxes and Rates

Real estate taxes and rate in 2006 were as follows:

	2006	2006
	Taxes	Rate
	(in thousands)

Quail Hollow Apartments	$ 108	23.55%

Capital Improvements

Quail Hollow Apartments

During the year ended December 31, 2006, the Partnership completed approximately $229,000 of capital improvements at the property consisting primarily of floor covering, appliance, balcony, gutter and roof replacements, and swimming pool improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Windsor Hills Apartments

During the year ended December 31, 2006, the Partnership completed approximately $176,000 of capital improvements at the property, consisting primarily of water and sewer improvements, floor covering replacements, plumbing fixtures and fitness equipment. These improvements were funded from operating cash flow. This property was sold during March 2006.

Capital improvements will be incurred only to the extent of cash available from operations, Partnership reserves or advances from an affiliate of the Corporate General Partner. To the extent that capital improvements are completed the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion for Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed.  The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2006, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Partnership’s Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 15,000 limited partnership units (the “Units”) aggregating $15,000,000 including 100 Units which were purchased by the Corporate General Partner. The Partnership currently has 329 holders of record owning an aggregate of 15,000 Units. Affiliates of the Corporate General Partner owned 12,023.50 Units or approximately 80.16% at December 31, 2006. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2006 and 2005 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2006	Unit	2005	Unit

Sale (1)	$6,169	$349.53	$ --	$ --

(1)

From the sale proceeds of Windsor Hill Apartments in March 2006.

Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturity, property sale and/or refinancing. The Partnership’s cash available for distribution is reviewed on a monthly basis.  There can be no assurance that the Partnership will generate sufficient funds from operations to permit any distributions to its partners in 2007 or subsequent periods. See “Item 2. Description of Property” for information relating to anticipated capital expenditures at Quail Hollow Apartments.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 12,023.50 Units in the Partnership representing 80.16% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 80.16% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 6.

Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Corporate General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the Corporate General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership’s net income for the year ended December 31, 2006 was approximately $10,935,000 compared to a net loss of approximately $1,000 for the year ended December 31, 2005.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets, the consolidated statements of operations included in “Item 7. Financial Statements” for the years ended December 31, 2006 and 2005 reflect the operations of Windsor Hills Apartments as (loss) income from discontinued operations, due to its sale on March 31, 2006.

On March 31, 2006, the Partnership sold Windsor Hills Apartments to a third party for net proceeds of approximately $13,477,000 after a deduction for immediate capital needs, a prepayment penalty owed by the Partnership and closing costs.  The Partnership used approximately $5,883,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $12,105,000 as a result of the sale during the year ended December 31, 2006. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,261,000 as a result of unamortized loan costs written off and a prepayment penalty.  This amount is included in loss from discontinued operations for the year ended December 31, 2006. Also included in loss from discontinued operations for the year ended December 31, 2006 is approximately $100,000 of income, including revenues of approximately $480,000.  Included in income from discontinued operations for the year ended December 31, 2005 are results of the property’s operations of approximately $391,000 including revenues of approximately $2,040,000.

The Partnership recognized a loss from continuing operations of approximately $9,000 and $392,000 for the years ended December 31, 2006 and 2005, respectively. Loss from continuing operations decreased for the year ended December 31, 2006 due to an increase in total revenues and a decrease in total expenses.

Total revenues increased for the year ended December 31, 2006 due to increases in rental and other income. Additionally, there was an increase in casualty gain during the year ended December 31, 2006, as discussed below. Rental income increased due to increases in occupancy and the average rental rate, and a decrease in bad debt expense at Quail Hollow Apartments. Other income increased for the year ended December 31, 2006 due to increases in interest income, application fees, and tenant utility reimbursements.

In June and July 2005, Quail Hollow Apartments experienced damage from two flood events.  During the year ended December 31, 2006, the Partnership received insurance proceeds of approximately $82,000 and wrote off undepreciated damaged assets of approximately $12,000 resulting in a casualty gain of approximately $70,000.

Total expenses decreased for the year ended December 31, 2006 due to decreases in operating, interest and property tax expenses partially offset by an increase in depreciation expense. Operating expenses decreased primarily due to a decrease in maintenance expense offset by increases in management fees, insurance, and advertising expenses. Maintenance expense decreased due to a reduction in contract services at the investment property. Management fees increased due to an increase in rental income at the investment property. Insurance expense increased due to an increase in hazard insurance premiums. Advertising increased primarily due to an increase in web advertising. Interest expense decreased due to a reduction in interest on the mortgage encumbering the investment property as a result of scheduled principal payments which reduced the carrying balance of the mortgage partially offset by a slight increase in interest on advances from an affiliate of the Corporate General Partner. Property tax expense decreased as a result of an unsuccessful tax appeal of the 2004 property tax at Quail Hollow Apartments recognized in 2005. Depreciation expense increased for the year ended December 31, 2006 due to assets placed in service over the past twelve months now being depreciated.

General and administrative expenses remained comparable for the years ended December 31, 2006 and 2005. Included in general and administrative expenses are costs of services included in the management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and costs associated with the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2006 the Partnership had cash and cash equivalents of approximately $85,000 compared to approximately $144,000 at December 31, 2005. Cash and cash equivalents decreased approximately $59,000 since December 31, 2005 due to approximately $13,159,000 of cash used in financing activities partially offset by approximately $13,000 and $13,087,000 of cash provided by operating and investing activities, respectively. Cash used in financing activities consisted of repayment of the mortgage encumbering Windsor Hills Apartments, payments of principal on mortgages encumbering the Partnership’s properties, repayment of advances from an affiliate of the Corporate General Partner and distributions to partners partially offset by advances from an affiliate of the Corporate General Partner. Cash provided by investing activities consisted of proceeds from the sale of Windsor Hills Apartments and insurance proceeds received, partially offset by property improvements and replacements. The Partnership invests its working capital reserves in interest-bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of Quail Hollow Apartments as well as anticipated cash flow generated by the property. Capital improvements will be incurred only if cash is available from operations or Partnership reserves. To the extent that capital improvements are completed the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

In accordance with the Partnership Agreement, during the years ended December 31, 2006 and 2005 an affiliate of the Corporate General Partner advanced the Partnership approximately $55,000 and $751,000, respectively, to cover operating expenses, capital expenditures and real estate taxes at Quail Hollow Apartments. Additionally, during the year ended December 31, 2005, the Corporate General Partner advanced approximately $261,000 to cover operating expenses and capital expenditures at Windsor Hills Apartments. Interest was charged at prime plus 2% (10.25% at December 31, 2006) and amounted to approximately $24,000 and $21,000 for the years ended December 31, 2006 and 2005, respectively.  Total advances and accrued interest of approximately $987,000 and $125,000 were repaid during the years ended December 31, 2006 and 2005, respectively. Subsequent to December 31, 2006 the Corporate General Partner advanced the Partnership approximately $21,000 to fund operations at Quail Hollow Apartments.

The Partnership's assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Quail Hollow Apartments of approximately $4,470,000 requires monthly principal and interest payments and matures October 2018. The mortgage indebtedness encumbering Quail Hollow Apartments requires a balloon payment of approximately $1,284,000 at maturity in October 2018. The Corporate General Partner will attempt to refinance the indebtedness of Quail Hollow Apartments and/or sell the property prior to its maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing the property through foreclosure.

The Partnership distributed the following amounts during the years ended December 31, 2006 and 2005 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2006	Unit	2005	Unit

Sale (1)	$6,169	$349.53	$ --	$ --

(1)

From the sale proceeds of Windsor Hill Apartments in March 2006.

Future cash distributions will depend on the levels of cash generated from operations, the timing of the debt maturity, property sale and/or refinancing. The Partnership’s cash available for distribution is reviewed on a monthly basis.  There can be no assurance that the Partnership will generate sufficient funds from operations to permit any distributions to its partners in 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests, in the Partnership, AIMCO and its affiliates owned 12,023.50 Units in the Partnership representing 80.16% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 80.16% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Financial Statements

SHELTER PROPERTIES I

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2006

Consolidated Statements of Operations - Years ended December 31, 2006 and 2005

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2006 and 2005

Consolidated Statements of Cash Flows - Years ended December 31, 2006 and 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Shelter Properties I

We have audited the accompanying consolidated balance sheet of Shelter Properties I as of December 31, 2006, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties I at December 31, 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 15, 2007

SHELTER PROPERTIES I

CONSOLIDATED BALANCE SHEET
(in thousands, except unit data)

December 31, 2006

Assets
Cash and cash equivalents		$ 85
Receivables and deposits		51
Restricted escrow		5
Other assets		164
Investment property (Notes B & E):
Land	$ 459
Buildings and related personal property	7,362
	7,821
Less accumulated depreciation	(5,413)	2,408
		$ 2,713

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 117
Tenant security deposit liabilities		29
Other liabilities		139
Mortgage note payable (Note B)		4,470

Partners' Deficit
General partners	$ (305)
Limited partners (15,000 units issued and outstanding)	(1,737)	(2,042)
		$ 2,713

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES I

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2006	2005
Revenues:
Rental income	$ 1,417	$ 1,186
Other income	184	134
Casualty gain (Note G)	70	--
Total revenues	1,671	1,320

Expenses:
Operating	806	816
General and administrative	135	139
Depreciation	257	242
Interest	372	382
Property taxes	110	133
Total expenses	1,680	1,712
Loss from continuing operations	(9)	(392)
(Loss) income from discontinued operations (Note A)	(1,161)	391
Gain on sale of discontinued operations (Note F)	12,105	--

Net income (loss) (Note C)	$10,935	$ (1)

Net income (loss) allocated to general partners	$ 735	$ --
Net income (loss) allocated to limited partners	10,200	(1)

Net income (loss)	$10,935	$ (1)

Per limited partnership unit:
Loss from continuing operations	$ (0.60)	$(25.87)
(Loss) income from discontinued operations	(65.47)	25.80
Gain on sale of discontinued operations	746.07	--
Net income (loss) per limited partnership unit	$680.00	$ (0.07)

Distributions per limited partnership unit	$349.53	$ --

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES I

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	15,000	$ 2	$ 15,000	$ 15,002

Partners' deficit at
December 31, 2004	15,000	$ (114)	$ (6,693)	$ (6,807)

Net loss for the year ended
December 31, 2005	--	--	(1)	(1)

Partners' deficit at
December 31, 2005	15,000	(114)	(6,694)	(6,808)

Net income for the year ended
December 31, 2006	--	735	10,200	10,935

Distributions to partners	--	(926)	(5,243)	(6,169)

Partners' deficit at
December 31, 2006	15,000	$(305)	$(1,737)	$ (2,042)

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES I

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$10,935	$ (1)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	257	448
Amortization of loan costs	13	19
Loss on early extinguishment of debt	1,261	--
Gain on sale of discontinued operations	(12,105)	--
Casualty gain	(70)	--
Change in accounts:
Receivables and deposits	5	5
Other assets	76	(12)
Accounts payable	6	40
Tenant security deposit liabilities	(49)	7
Accrued property taxes	--	(105)
Due to affiliates	(197)	18
Other liabilities	(119)	(26)
Net cash provided by operating activities	13	393

Cash flows from investing activities:
Property improvements and replacements	(472)	(1,012)
Proceeds from the sale of discontinued operations	13,477	--
Insurance proceeds received	82	--
Net cash provided by (used in) investing
activities	13,087	(1,012)

Cash flows from financing activities:
Payments on mortgage notes payable	(218)	(362)
Repayment of mortgage note payable	(5,883)	--
Advances from affiliate	55	1,012
Payments on advances from affiliate	(944)	(123)
Distributions to partners	(6,169)	--
Net cash (used in) provided by
financing activities	(13,159)	527

Net decrease in cash and cash equivalents	(59)	(92)
Cash and cash equivalents at beginning of the year	144	236
Cash and cash equivalents at end of the year	$ 85	$ 144

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 527	$ 792

Supplemental disclosures of non-cash flow activity:
Property improvements and replacements included in
accounts payable	$ 54	$ 121

Included in property improvements and replacements for the year ended December 31, 2005 are approximately $34,000 of improvements which were included in accounts payable at December 31, 2004.

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

Note A - Organization and Summary of Significant Accounting Policies

Organization

Shelter Properties I (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on April 7, 1980.  The general partner responsible for management of the Partnership's business is Shelter Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The other general partner is AIMCO Properties, L.P., an affiliate of the Corporate General Partner and AIMCO. The Partnership commenced operations on July 3, 1980 and completed its acquisition of apartment properties during December 1980. The Partnership owns one property located in South Carolina. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2019 unless terminated prior to such date.

Basis of Presentation

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting For the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations for the years ended December 31, 2006 and 2005 reflect the operations of Windsor Hills Apartments as (loss) income from discontinued operations due to the property sale in March 2006 (see Note F).

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

Allocation of Cash Distributions

Cash distributions by the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement.  ThePartnership Agreement defines net cash from operations as revenue received less operating expenses paid, adjusted for certain specified items which primarily include mortgage payments on debt, property improvements and replacements not previously reserved, and the effects of other adjustments to reserves including reserve amounts deemed necessary by the Corporate General Partner. In the following notes to consolidated financial statements, whenever net cash provided by operations is used, it has the aforementioned meaning. As required by the Partnership Agreement, the following is a reconciliation of "Net cash provided by operating activities" in the accompanying consolidated statements of cash flows to "Net cash used in operations", as defined in the Partnership Agreement. However, "Net cash used in operations" should not be considered an alternative to net income (loss) as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

	Years Ended December 31,
	2006	2005
	(in thousands)

Net cash provided by operating activities	$ 13	$ 393
Property improvements and replacements	(472)	(1,012)
Payments on mortgage notes payable	(218)	(362)
Changes in reserves for net operating liabilities	278	73
Net cash used in operations	$ (399)	$ (908)

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

Other Reserves

The Corporate General Partner may designate a portion of cash generated from operations as "other reserves" in determining net cash used in operations.  The Corporate General Partner designated as other reserves an amount equal to the net liabilities related to the operations of the apartment property during the current year that are expected to require the use of cash during the next year. The change in the other reserves for the years ended December 31, 2006 and 2005 were increases of approximately $278,000 and $73,000, respectively. These amounts were determined by considering changes in the balance of receivables and deposits, other assets, accounts payable, tenant security deposit liabilities, accrued property taxes, due to affiliates and other liabilities.  At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair value due to the short term maturity of these instruments.  The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt at the Partnership’s incremental borrowing rate is approximately $4,844,000.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $74,000 at December 31, 2006 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Deferred Costs

Loan costs of approximately $199,000, less accumulated amortization of approximately $62,000, are included in other assets. The loan costs are amortized over the terms of the related loan agreements.  Amortization expense for 2006 and 2005 was approximately $13,000 and $19,000, respectively, and is included in interest expense and (loss) income from discontinued operations. Loan cost amortization expense is expected to be approximately $12,000 for each of the years 2007 through 2011.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses and (loss) income from discontinued operations.

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

Investment Property

Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in process in accordance with SFAS No. 34, “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2006 and 2005. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2006 and 2005.

Advertising

The Partnership expenses the costs of advertising as incurred.  Advertising costs were approximately $50,000 and $71,000 for the years ended December 31, 2006 and 2005, respectively, and are included in operating expense and (loss) income from discontinued operations.

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

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS no. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership has not yet determined whether it will elect the fair value option for any of its financial instruments.

Note B - Mortgage Note Payable

The principal terms of mortgage note payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
	2006	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)
Property

Quail Hollow Apartments	$ 4,470	$ 42	7.48%	10/01/18	$ 1,284

The mortgage note payable is a fixed rate mortgage that is non-recourse and is secured by a pledge of the Partnership’s investment property and by a pledge of revenues from the investment property. The mortgage note payable includes a prepayment penalty if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2006 are as follows (in thousands):

2007	$ 176
2008	190
2009	204
2010	220
2011	237
Thereafter	3,443
$ 4,470

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income (loss) and Federal taxable income (loss) (in thousands, except per unit data):

	2006	2005

Net income (loss) as reported	$10,935	$ (1)
Add (deduct):
Gain on sale of discontinued operations	70	--
Depreciation differences	(191)	(139)
Change in prepaid rental income	(75)	--
Casualty gain	(71)	--
Other	43	(59)
Federal taxable income (loss)	$10,711	$ (199)
Federal taxable income (loss) per limited
partnership unit	$623.96	$(15.30)

For 2006 and 2005, allocations under the Internal Revenue Code section 704(b) result in the limited partners being allocated a non-pro rata amount of taxable income or loss.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net liabilities as reported	$(2,042)
Land and buildings	4
Accumulated depreciation	(349)
Syndication fees	1,895
Other	195
Net liabilities - tax basis	$ (297)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $105,000 and $168,000 for the years ended December 31, 2006 and 2005, respectively, which is included in operating expenses and (loss) income from discontinued operations.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $96,000 and $179,000 for the years ended December 31, 2006 and 2005, respectively, which is included in general and administrative expenses, gain on sale of discontinued operations and investment property. The portion of these reimbursements included in gain on sale of discontinued operations and investment property for the years ended December 31, 2006 and 2005 are construction management services provided by an affiliate of the Corporate General Partner of approximately $29,000 and $95,000, respectively.

In accordance with the Partnership Agreement, during the years ended December 31, 2006 and 2005 an affiliate of the Corporate General Partner advanced the Partnership approximately $55,000 and $751,000, respectively, to cover operating expenses, capital expenditures and real estate taxes at Quail Hollow Apartments. Additionally, during the year ended December 31, 2005, the Corporate General Partner advanced approximately $261,000 to cover operating expenses and capital expenditures at Windsor Hills Apartments. Interest was charged at prime plus 2% (10.25% at December 31, 2006) and amounted to approximately $24,000 and $21,000 for the years ended December 31, 2006 and 2005, respectively.  Total advances and accrued interest of approximately $987,000 and $125,000 were repaid during the years ended December 31, 2006 and 2005, respectively. Subsequent to December 31, 2006 the Corporate General Partner advanced the Partnership approximately $21,000 to fund operations at Quail Hollow Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $75,000 and $46,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 12,023.50 limited partnership units (the “Units”) in the Partnership representing 80.16% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 80.16% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Note E – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Quail Hollow Apartments	$ 4,470	$ 459	$ 3,754	$ 3,608

	Gross Amount At Which Carried
	At December 31, 2006
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life-Years
Quail Hollow
Apartments	$ 459	$ 7,362	$ 7,821	$ 5,413	1973	09/01/80	5-34

	December 31,
	2006	2005
	(in thousands)
Investment Property
Balance at beginning of year	$ 7,636	$ 15,058
Property improvements	229	1,099
Assets held for sale	--	(8,521)
Disposition of assets	(44)	--

Balance at end of year	$ 7,821	$ 7,636

Accumulated Depreciation
Balance at beginning of year	$ 5,188	$ 11,070
Additions charged to expense	257	448
Assets held for sale	--	(6,330)
Disposition of assets	(32)	--
Balance at end of year	$ 5,413	$ 5,188

The aggregate cost of the investment property for Federal income tax purposes at December 31, 2006 and 2005, is approximately $7,825,000 and $7,671,000, respectively.

The accumulated depreciation taken for Federal income tax purposes at December 31, 2006 and 2005 is approximately $5,762,000 and $5,502,000, respectively.

Note F - Disposition of Investment Property

On March 31, 2006, the Partnership sold Windsor Hills Apartments to a third party for net proceeds of approximately $13,477,000 after a deduction for immediate capital needs, a prepayment penalty owed by the Partnership and closing costs.  The Partnership used approximately $5,883,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $12,105,000 as a result of the sale during the year ended December 31, 2006. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,261,000 as a result of unamortized loan costs written off and a prepayment penalty.  This amount is included in loss from discontinued operations for the year ended December 31, 2006. Also included in loss from discontinued operations for the year ended December 31, 2006 is approximately $100,000 of income, including revenues of approximately $480,000.  Included in income from discontinued operations for the year ended December 31, 2005 are results of the property’s operations of approximately $391,000, including revenues of approximately $2,040,000.

Note G - Casualty Events

In June and July 2005, Quail Hollow Apartments experienced damage from two flood events.  During the year ended December 31, 2006, the Partnership received insurance proceeds of approximately $82,000 and wrote off undepreciated damaged assets of approximately $12,000 resulting in a casualty gain of approximately $70,000.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion for Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed. The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion. Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property  damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Corporate General Partner have implemented policies, procedures, third-party audits and training and the Corporate General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Corporate General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

None.

PART III

Item 9.

Directors, Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The Partnership has no directors or officers. The Corporate General Partner is Shelter Realty I Corporation. The names and ages of, as well as the positions and offices held by, the present directors and officers of the Corporate General Partner are set forth below. There are no family relationships between or among any directors or officers.

Name	Age	Position

Martha L. Long	47	Director and Senior Vice President
Harry G. Alcock	44	Director, Executive Vice President and
		Chief Investment Officer
Timothy Beaudin	48	Executive Vice President and Chief
		Development Officer
Miles Cortez	63	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	43	Executive Vice President – Securities and
		Debt
Thomas M. Herzog	44	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	41	Executive Vice President
Scott W. Fordham	39	Senior Vice President and Chief
		Accounting Officer
Stephen B. Waters	45	Vice President

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

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005.  Prior to this time, beginning in 2005, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

Robert Y. Walker, IV was appointed Senior Vice President of the Corporate General Partner and AIMCO in August 2005 and became the Chief Accounting Officer of the Corporate General Partner and AIMCO from November 2005 to January 2007. Mr. Walker was promoted to Executive Vice President of the Corporate General Partner and AIMCO in July 2006 and in January 2007 became the chief financial officer of Conventional Property Operations for AIMCO. From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the Corporate General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the Corporate General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Managing General Partner.

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

Item 10.

Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the years ended December 31, 2006 and 2005.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 2006, no person or entity was known to own of record or beneficially more than 5% of the limited partnership units of the Partnership.

	Number of Units	Percentage

Cooper River Properties, LLC	1,145.0	7.63%
(an affiliate of AIMCO)
AIMCO IPLP, L.P.	5,864.0	39.09%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	5,014.50	33.44%
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

Item 12.

Certain Relationships and Related Transactions, and Director Independence

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $105,000 and $168,000 for the years ended December 31, 2006 and 2005, respectively, which is included in operating expenses and (loss) income from discontinued operations.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $96,000 and $179,000 for the years ended December 31, 2006 and 2005, respectively, which is included in general and administrative expenses, gain on sale of discontinued operations and investment property. The portion of these reimbursements included in gain on sale of discontinued operations and investment property for the years ended December 31, 2006 and 2005 are construction management services provided by an affiliate of the Corporate General Partner of approximately $29,000 and $95,000, respectively.

In accordance with the Partnership Agreement, during the years ended December 31, 2006 and 2005 an affiliate of the Corporate General Partner advanced the Partnership approximately $55,000 and $751,000, respectively, to cover operating expenses, capital expenditures and real estate taxes at Quail Hollow Apartments. Additionally, during the year ended December 31, 2005, the Corporate General Partner advanced approximately $261,000 to cover operating expenses and capital expenditures at Windsor Hills Apartments. Interest was charged at prime plus 2% (10.25% at December 31, 2006) and amounted to approximately $24,000 and $21,000 for the years ended December 31, 2006 and 2005, respectively.  Total advances and accrued interest of approximately $987,000 and $125,000 were repaid during the years ended December 31, 2006 and 2005, respectively. Subsequent to December 31, 2006 the Corporate General Partner advanced the Partnership approximately $21,000 to fund operations at Quail Hollow Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $75,000 and $46,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 12,023.50 limited partnership units (the “Units”) in the Partnership representing 80.16% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 80.16% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

Item 13.

Exhibits

See Exhibit Index attached.

Item 14.

Principal Accountant Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2007.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2006 and 2005 are described below.

Audit Fees.  Fees for audit services totaled approximately $38,000 and $35,000 for 2006 and 2005, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $20,000 and $16,000 for 2006 and 2005, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHELTER PROPERTIES I

By: Shelter Realty I Corporation
Corporate General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 16, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 16, 2007
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 16, 2007
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 16, 2007
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

10(iii)

Contract related to refinancing of debt:

       (m)

Multifamily Note dated June 27, 2001, by and between Shelter Properties I, a South Carolina limited partnership, and GMAC Commercial Mortgage Corporation. Filed as Exhibit 10(iii)(m) to Form 10-QSB of Registrant for the quarterly period ended June 30, 2001 and incorporated herein by reference.

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

Date:  March 16, 2007

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

Date:  March 16, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Shelter Realty I Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Shelter Properties I (the "Partnership"), for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 16, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 16, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.