Form 10QSB
period 2007-03-31
SHELTER PROPERTIES I LTD PARTNERSHIP
filed 2007-05-11
CIK 316220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

SHELTER PROPERTIES I

CONSOLIDATED BALANCE SHEET

 (Unaudited)

(in thousands, except unit data)

March 31, 2007

Assets
Cash and cash equivalents		$ 50
Receivables and deposits		49
Restricted escrow		5
Other assets		195
Investment property:
Land	$ 459
Buildings and related personal property	7,436
	7,895
Less accumulated depreciation	(5,472)	2,423
		$ 2,722

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 99
Tenant security deposit liabilities		28
Due to affiliates (Note C)		33
Accrued property taxes		28
Other liabilities		125
Mortgage note payable		4,427

Partners' Deficit
General partners	$ (305)
Limited partners (15,000 units issued and
outstanding)	(1,713)	(2,018)
		$ 2,722

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES I

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Rental income	$ 383	$ 335
Other income	44	39
Total revenues	427	374

Expenses:
Operating	202	175
General and administrative	28	46
Depreciation	59	64
Interest	86	111
Property taxes	28	32
Total expenses	403	428

Income (loss) from continuing operations	24	(54)
Loss from discontinued operations (Note A)	--	(1,196)
Gain on sale of discontinued operations (Notes A and D)	--	12,054

Net income	$ 24	$10,804

Net income allocated to general partners	$ --	$ 713
Net income allocated to limited partners	24	10,091

Net income	$ 24	$10,804

Per limited partnership unit:
Income (loss) from continuing operations	$ 1.60	$ (3.53)
Loss from discontinued operations	--	(67.54)
Gain on sale of discontinued operations	--	743.80
Net income per limited partnership unit	$ 1.60	$672.73

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES I

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	15,000	$ 2	$15,000	$15,002

Partners' deficit at
December 31, 2006	15,000	$ (305)	$(1,737)	$(2,042)

Net income for the three months
ended March 31, 2007	--	--	24	24

Partners' deficit at
March 31, 2007	15,000	$ (305)	$(1,713)	$(2,018)

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES I

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$ 24	$10,804
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	59	64
Amortization of loan costs	3	4
Gain on sale of discontinued operations	--	(12,054)
Loss on early extinguishment of debt	--	1,261
Change in accounts:
Receivables and deposits	2	(23)
Other assets	(34)	31
Accounts payable	20	117
Tenant security deposit liabilities	(1)	(51)
Accrued property taxes	28	32
Due to affiliates	12	(8)
Other liabilities	(14)	(61)
Net cash provided by operating activities	99	116

Cash flows from investing activities:
Property improvements and replacements	(112)	(232)
Proceeds from the sale of discontinued operations	--	13,477
Net cash (used in) provided by investing activities	(112)	13,245

Cash flows from financing activities:
Payments on mortgage notes payable	(43)	(95)
Repayment of mortgage note payable	--	(5,883)
Advances from affiliate	21	55
Net cash used in financing activities	(22)	(5,923)

Net (decrease) increase in cash and cash equivalents	(35)	7,438
Cash and cash equivalents at beginning of period	85	144
Cash and cash equivalents at end of period	$ 50	$ 7,582

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 83	$ 229

Supplemental disclosures of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 16	$ 97

Included in property improvements and replacements for the three months ended March 31, 2007 and 2006 are approximately $54,000 and $121,000, respectively, of improvements which were included in accounts payable at December 31, 2006 and 2005, respectively.

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties I (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P. is also an affiliate of AIMCO. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2006.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting For the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the three months ended March 31, 2006 reflects the operations of Windsor Hills Apartments as loss from discontinued operations due to the property’s sale in March 2006 (see Note D).

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”)  issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s consolidated financial statements.

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

	For the Three Months Ended
	March 31,
	(in thousands)
	2007	2006

Net cash provided by operating activities	$ 99	$ 116
Payments on mortgage notes payable	(43)	(95)
Property improvements and replacements	(112)	(232)
Changes in reserves for net operating
liabilities	(13)	(37)

Net cash used in operations	$ (69)	$ (248)

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

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $21,000 and $45,000 for the three months ended March 31, 2007 and 2006, respectively, which is included in operating expenses and loss from discontinued operations on the accompanying consolidated statements of operations.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $26,000 and $49,000 for the three months ended March 31, 2007 and 2006, respectively, which is included in general and administrative expenses, investment property and gain on sale of discontinued operations. The portion of these reimbursements included in investment property and gain on sale of discontinued operations for the three months ended March 31, 2007 and 2006 are construction management services provided by an affiliate of the Corporate General Partner of approximately $14,000 and $23,000, respectively. Approximately $12,000 of the accountable administrative expenses are included in due to affiliates at March 31, 2007 on the accompanying consolidated balance sheet.

In accordance with the Partnership Agreement, during the three months ended March 31, 2007 and 2006 an affiliate of the Corporate General Partner advanced the Partnership approximately $21,000 and $55,000, respectively, to cover operating expenses and real estate taxes at Quail Hollow Apartments. Interest was charged at prime plus 2% (10.25% at March 31, 2007) and amounted to less than $1,000 and approximately $23,000 for the three months ended March 31, 2007 and 2006, respectively.  Total advances and accrued interest of approximately $21,000 remain unpaid at March 31, 2007 and are included in due to affiliates on the accompanying consolidated balance sheet. Subsequent to March 31, 2007, an affiliate of the Corporate General Partner advanced the Partnership approximately $11,000 to cover operating expenses at Quail Hollow Apartments.

The Partnership Agreement provides for a commission to the Corporate General Partner upon the sale of a Partnership investment property.  This commission is payable when certain levels of return are received by the limited partners.  The Partnership met these levels and during the three months ended March 31, 2006 the Corporate General Partner earned a commission of approximately $147,000 from the sale of Windsor Hills Apartments (see "Note D" for further discussion).  This amount was paid during the second quarter of 2006.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner.  During the three months ended March 31, 2007, the Partnership was charged by AIMCO and its affiliates approximately $51,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance polices renew later in the year.  During the year ended December 31, 2006, the Partnership was charged by AIMCO and its affiliates approximately $75,000 for insurance coverage and fees associated with policy claims administration.

Note D – Sale of Investment Property

On March 31, 2006, the Partnership sold Windsor Hills Apartments to a third party for net proceeds of approximately $13,477,000 after a deduction for immediate capital needs, a prepayment penalty owed by the Partnership and closing costs. The Partnership used approximately $5,883,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $12,054,000 as a result of the sale during the three months ended March 31, 2006. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,261,000 as a result of unamortized loan costs written off and a prepayment penalty.  This amount is included in loss from discontinued operations. Also included in loss from discontinued operations for the three months ended March 31, 2006 is approximately $65,000 of income, including revenues of approximately $480,000.

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

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action.  The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for each of the three months ended March 31, 2007 and 2006:

	Average
	Occupancy
Property	2007	2006

Quail Hollow Apartments
West Columbia, South Carolina	95%	86%

The Corporate General Partner attributes the increase in occupancy at Quail Hollow Apartments to increased curb appeal and amenities upgrades.

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

Results of Operations

The Partnership recognized net income of approximately $24,000 and $10,804,000 for the three months ended March 31, 2007 and 2006, respectively.  In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statement of operations included in “Item 1. Financial Statements” for the three months ended March 31, 2006 reflects the operations of Windsor Hills Apartments as loss from discontinued operations, due to its sale on March 31, 2006.   The decrease in net income for the three months ended March 31, 2007 is primarily due to the gain on sale of discontinued operations recognized in March 2006 (as discussed below, partially offset by an increase in income from continuing operations and a reduction in loss from discontinued operations).

On March 31, 2006, the Partnership sold Windsor Hills Apartments to a third party for net proceeds of approximately $13,477,000 after a deduction for immediate capital needs, a prepayment penalty owed by the Partnership and closing costs.  The Partnership used approximately $5,883,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $12,054,000 as a result of the sale during the three months ended March 31, 2006. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,261,000 as a result of unamortized loan costs written off and a prepayment penalty.  This amount is included in loss from discontinued operations for the three months ended March 31, 2006. Also included in loss from discontinued operations for the three months ended March 31, 2006 is approximately $65,000 of income, including revenues of approximately $480,000.

The Partnership recognized income from continuing operations of approximately $24,000 for the three months ended March 31, 2007 as compared to loss from continuing operations of approximately $54,000 for the three months ended March 31, 2006. The increase in income from continuing operations for the three months ended March 31, 2007 is due to an increase in total revenues and a decrease in total expenses.

Total revenues increased for the three months ended March 31, 2007 due to increases in rental and other income. Rental income increased due to increases in occupancy and the average rental rate at Quail Hollow Apartments. Other income increased for the three months ended March 31, 2007 due to increases in tenant utility reimbursements, lease cancellation fees, late charges, and cleaning and damage fees at Quail Hollow Apartments.

Total expenses decreased for the three months ended March 31, 2007 due to decreases in interest, general and administrative, depreciation and property tax expenses partially offset by an increase in operating expense. Interest expense decreased due to a reduction in interest on the mortgage encumbering the investment property as a result of scheduled principal payments which reduced the carrying balance of the mortgage and a decrease in interest on advances from an affiliate of the Corporate General Partner due to a lower average outstanding balance. Depreciation expense decreased due to property improvements and replacements becoming fully depreciated during the three months ended March 31, 2007. Property tax expense decreased due to a decrease in the tax rate at Quail Hollow Apartments. Operating expenses increased for the three months ended March 31, 2007 primarily due to increases in maintenance, insurance and management fee expenses. Maintenance expense increased due to an increase in contract services at Quail Hollow Apartments. Insurance expense increased due to increases in premiums at the investment property. Management fee expense increased due to an increase in rental income at the investment property, on which such fee is based.

General and administrative expenses decreased for the three months ended March 31, 2007 primarily due to a decrease in the costs of services included in the management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for each of the three months ended March 31, 2007 and 2006, are costs associated with the quarterly and annual communications with investors and regulatory agencies and costs associated with the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2007 the Partnership had cash and cash equivalents of approximately $50,000 compared to approximately $7,582,000 at March 31, 2006. Cash and cash equivalents decreased approximately $35,000 since December 31, 2006 due to approximately $112,000 and $22,000 of cash used in investing and financing activities, respectively, partially offset by approximately $99,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements at Quail Hollow Apartments. Cash used in financing activities consisted of payments of principal on the mortgage encumbering the Partnership’s property, partially offset by advances from an affiliate of the Corporate General Partner. The Partnership invests its working capital reserves in interest-bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance.  For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for the Partnership's property are detailed below.

Quail Hollow Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $74,000 of capital improvements at the property consisting primarily of floor covering replacements and swimming pool upgrades. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital improvements will be incurred only if cash is available from operations, Partnership reserves or advances from an affiliate of the Corporate General Partner. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

In accordance with the Partnership Agreement, during the three months ended March 31, 2007 and 2006 an affiliate of the Corporate General Partner advanced the Partnership approximately $21,000 and $55,000, respectively, to cover operating expenses and real estate taxes at Quail Hollow Apartments. Interest was charged at prime plus 2% (10.25% at March 31, 2007) and amounted to less than $1,000 and approximately $23,000 for the three months ended March 31, 2007 and 2006, respectively.  Total advances and accrued interest of approximately $21,000 remain unpaid at March 31, 2007 and are included in due to affiliates on the consolidated balance sheet included in “Item 1. Financial Statements”. Subsequent to March 31, 2007, an affiliate of the Corporate General Partner advanced the Partnership approximately $11,000 to cover operating expenses at Quail Hollow Apartments.

The Partnership's assets are thought to be generally sufficient for near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Quail Hollow Apartments of approximately $4,427,000 requires monthly principal and interest payments and matures October 2018 at which time a balloon payment of approximately $1,284,000 is due. The Corporate General Partner will attempt to refinance the indebtedness of Quail Hollow Apartments and/or sell the property prior to its maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

There were no distributions during the three months ended March 31, 2007 or 2006. Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturity, property sale and/or refinancing. The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations to permit any distributions to its partners in 2007.

Other

In addition to its indirect ownership of the general partner interests, in the Partnership, AIMCO and its affiliates owned 12,023.50 limited partnership units (“Units”) in the Partnership representing 80.16% of the outstanding Units at March 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 80.16% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action.  The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 5.

Other Information

None.

Item 6.

Exhibits

See Exhibit Index Attached.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHELTER PROPERTIES I

By: Shelter Realty I Corporation
Corporate General Partner

Date: May 11, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 11, 2007	By: /s/Stephen B. Waters
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

Date:  May 11, 2007

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

Date:  May 11, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Shelter Realty I Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Shelter Properties I (the "Partnership"), for the quarterly period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 11, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 11, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.