Form 10QSB
period 2007-06-30
SHELTER PROPERTIES I LTD PARTNERSHIP
filed 2007-08-15
CIK 316220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

SHELTER PROPERTIES I

CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION

 (Unaudited)

(in thousands)

June 30, 2007

Assets
Cash and cash equivalents	$ 5,815
Receivables and deposits	99
Other assets	5
5,919
Liabilities
Accounts payable	186
Other liabilities	69
Due to affiliates (Note C)	137
Estimated costs during the period of liquidation (Note B)	94
486
Net assets in liquidation	$ 5,433

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES I

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Income from continuing operations	$ --	$ --	$ --	$ --
(Loss) income from discontinued
operations (Note A):
Revenues
Rental income	351	350	734	1,134
Other income	53	59	97	129
Total revenues	404	409	831	1,263

Expenses
Operating	287	178	489	626
General and administrative	31	40	59	86
Depreciation	57	64	116	128
Interest	87	90	173	309
Property taxes	26	32	54	98
Loss on extinguishment of debt (Note D)	869	--	869	1,261
Total expenses	1,357	404	1,760	2,508

(Loss) income from discontinued operations	(953)	5	(929)	(1,245)
Casualty gain (Note E)	--	70	--	70
Gain on sale of discontinued operations
(Note D)	8,498	51	8,498	12,105

Net income	$ 7,545	$ 126	$ 7,569	$ 10,930

Net income allocated to general
partner	$ 1,134	$ 19	$ 1,134	$ 732
Net income allocated to limited
partners	6,411	107	6,435	10,198

	$ 7,545	$ 126	$ 7,569	$ 10,930
Per limited partnership unit:
(Loss) income from discontinued
operations	$(56.00)	$ 4.67	$(54.40)	$ (66.40)
Gain on sale of discontinued
operations	483.40	2.47	483.40	746.27

Net income per limited partnership unit	$427.40	$ 7.14	$429.00	$ 679.87
Distributions per limited partnership
unit	$ --	$ 309.33	$ --	$ 309.33

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES I

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL/NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	15,000	$ 2	$15,000	$15,002

Partners' deficit
at December 31, 2006	15,000	$ (305)	$(1,737)	$(2,042)

Net income for the six months
ended June 30, 2007	--	1,134	6,435	7,569

Partners' capital at June 30, 2007	15,000	$ 829	$ 4,698	5,527

Adjustment to liquidation basis
(Note B)				(94)

Net assets in liquidation at
June 30, 2007				$ 5,433

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES I

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$ 7,569	$10,930
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation	116	128
Amortization of loan costs	6	7
Loss on early extinguishment of debt	869	1,261
Gain on sale of discontinued operations	(8,498)	(12,105)
Casualty gain	--	(70)
Change in accounts:
Receivables and deposits	(48)	(86)
Other assets	27	40
Accounts payable	48	79
Tenant security deposit liabilities	(29)	(51)
Accrued property taxes	--	64
Other liabilities	(70)	(82)
Due to affiliates	25	(197)
Net cash provided by (used in) operating
activities	15	(82)

Cash flows from investing activities:
Property improvements and replacements	(160)	(363)
Net proceeds from sale of discontinued operations	11,083	13,477
Insurance proceeds received	--	82
Net cash provided by investing activities	10,923	13,196

Cash flows from financing activities:
Payments on mortgage notes payable	(86)	(135)
Repayment of mortgage note payable	(4,384)	(5,883)
Advances from affiliate	32	55
Repayment of advances from affiliate	(32)	(944)
Distribution to partners	--	(5,459)
Prepayment penalty paid	(738)	--
Net cash used in financing activities	(5,208)	(12,366)
Net increase in cash and cash equivalents	5,730	748
Cash and cash equivalents at beginning of period	85	144
Cash and cash equivalents at end of period	$ 5,815	$ 892
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 195	$ 358
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 19	$ --

Included in property improvements and replacements for the six months ended June 30, 2007 and 2006 are approximately $54,000 and $121,000 of property improvements and replacements which were included in accounts payable at December 31, 2006 and 2005, respectively.

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

As of June 30, 2007, Shelter Properties I (the “Partnership” or “Registrant”) adopted the liquidation basis of accounting due to the sale of its remaining investment property (as discussed in “Note D – Disposition of Investment Properties”). The general partner responsible for management of the Partnership’s business is Shelter Realty I Corporation, a South Carolina corporation (“the Corporate General Partner”) a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at June 30, 2007, to the liquidation basis of accounting.  Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated as they are based upon the Corporate General Partner’s estimates as of the date of the consolidated financial statements.

The Corporate General Partner estimates that the liquidation process will be completed by June 30, 2008.  Because the success in realization of assets and the settlement of liabilities is based on the Corporate General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected date of liquidation.

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  For further information, refer to the consolidated financial statements and footnotes included in the Partnership’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of discontinued operations for the three and six months ended June 30, 2007 and 2006 are presented to reflect the operations of the Partnership’s investment properties as discontinued operations as a result of the sale of Quail Hollow Apartments on June 29, 2007 and Windsor Hills Apartments on March 31, 2006.

Certain reclassifications have been made to the 2006 balances to conform to the 2007 presentation.

Note B – Adjustment to Liquidation Basis of Accounting

In accordance with the liquidation basis of accounting, at June 30, 2007, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $94,000, which is included in the Consolidated Statement of Changes in Partners’ (Deficit) Capital/Net Assets in Liquidation. The net adjustments are summarized as follows:

Decrease in
Net Assets
(in thousands)

Adjustment of other assets and liabilities, net	$ 94

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner received 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $42,000 and $64,000 during the six months ended June 30, 2007 and 2006 respectively, which is included in operating expenses on the accompanying consolidated statements of discontinued operations.

An affiliate of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $40,000 and $72,000 for the six months ended June 30, 2007 and 2006, respectively, which is included in general and administrative expenses and gain on sale of discontinued operations on the accompanying consolidated statements of discontinued operations. The portion of these reimbursements included in gain on sale of discontinued operations for the six months ended June 30, 2007 and 2006 are construction management services provided by an affiliate of the Corporate General Partner of approximately $14,000 and $24,000, respectively. At June 30, 2007, approximately $25,000 of accountable administrative expenses are included in due to affiliates on the accompanying consolidated statement of net assets in liquidation. This amount was paid in full subsequent to June 30, 2007 with funds from the sale of Quail Hollow Apartments.

In accordance with the Partnership Agreement, during the six months ended June 30, 2007 and 2006 an affiliate of the Corporate General Partner advanced the Partnership approximately $32,000 and $55,000, respectively, to cover operating expenses and real estate taxes at Quail Hollow Apartments. Interest was charged at prime plus 2% and amounted to approximately $1,000 and $24,000 for the six months ended June 30, 2007 and 2006, respectively. During the six months ended June 30, 2007 and 2006, advances and accrued interest of approximately $33,000 and $987,000, respectively, were repaid.

The Partnership Agreement provides for a commission to the Corporate General Partner upon the sale of a Partnership investment property.  This commission is payable when certain levels of return are received by the limited partners.  The Partnership met these levels and during the six months ended June 30, 2006 the Corporate General Partner earned a commission of approximately $147,000 from the sale of Windsor Hills Apartments. This amount was paid during the second quarter of 2006. Additionally, the Corporate General Partner earned a commission of approximately $112,000 from the sale of Quail Hollow Apartments during the six months ended June 30, 2007, which is included in due to affiliates on the accompanying consolidated statement of net assets in liquidation (see “Note D” for further discussion). This amount was paid in full subsequent to June 30, 2007 with funds from the sale of Quail Hollow Apartments.

The Partnership insured its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insured its properties above the AIMCO limits through insurance policies obtained by AIMCO from insured unaffiliated with the Corporate General Partner.  During the six months ended June 30, 2007, the Partnership was charged by AIMCO and its affiliates approximately $60,000 for hazard insurance coverage and fees associated with policy claims administration.  During the year ended December 31, 2006, the Partnership was charged by AIMCO and its affiliates approximately $75,000 for insurance coverage and fees associated with policy claims administration.

Note D – Disposition of Investment Properties

On June 29, 2007, the Partnership sold its last remaining investment property, Quail Hollow Apartments to a third party. In addition to Quail Hollow Apartments, affiliates of the third party also purchased nine other apartment properties; all of which were owned by entities affiliated with AIMCO Properties, L.P., an affiliate of the Corporate General Partner of the Partnership.  The total sales price for all ten apartment properties was $95,800,000 of which $11,150,000 represents the portion of the sales price allocated to Quail Hollow Apartments.

The net proceeds realized by the Partnership for Quail Hollow Apartments were approximately $11,083,000 after payment of closing costs.  The Partnership used approximately $4,384,000 to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $8,498,000 as a result of the sale.  The property’s operations of approximately $1,000 and $78,000 are included as income from discontinued operations and include revenues of approximately $830,000 and $764,000 for the six months ended June 30, 2007 and 2006, respectively.  In addition, the Partnership recorded a loss on extinguishment of debt of approximately $869,000 as a result of the write-off of unamortized loan costs of approximately $131,000 and a prepayment penalty of approximately $738,000.  This amount is included in loss from discontinued operations.

On March 31, 2006, the Partnership sold Windsor Hills Apartments to a third party for net proceeds of approximately $13,477,000 after a deduction for immediate capital needs, a prepayment penalty owed by the Partnership and closing costs.  The Partnership used approximately $5,883,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $12,105,000 as a result of the sale during the six months ended June 30, 2006. The property’s operations of approximately zero and $100,000 are included as income from discontinued operations and include revenues of zero and $480,000 for the six months ended June 30, 2007 and 2006, respectively.  In addition, the Partnership recorded a loss on extinguishment of debt of approximately $1,261,000 as a result of the write-off of unamortized loan costs of approximately $116,000 and a prepayment penalty of approximately $1,145,000 which was paid by the buyer.  This amount is included in loss from discontinued operations.  During the three months ended June 30, 2006, certain accruals of approximately $51,000 established during the three months ended March 31, 2006 related to the sale of Windsor Hills Apartments were reversed due to actual costs being less than anticipated.  This accrual reversal is included as an increase in gain on sale of discontinued operations for the three months ended June 30, 2006.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion for Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.  On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

Note G – Subsequent Event

Subsequent to June 30, 2007, the Partnership distributed approximately $4,823,000 of sale proceeds to its partners. The limited partners received approximately $4,089,000 or $272.60 per limited partnership unit.

Item 2.

Management's Discussion and Analysis or Plan of Operation

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Registrant's consolidated financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

Results of Operations

As of June 30, 2007, the Partnership adopted the liquidation basis of accounting, due to the sale of its remaining investment property, Quail Hollow Apartments on June 29, 2007. Prior to adopting the liquidation basis of accounting, the Partnership recognized net income of approximately $7,545,000 and $7,569,000 for the three and six months ended June 30, 2007, respectively, compared to net income of approximately $126,000 and $10,930,000 for the three and six months ended June 30, 2006, respectively.

On June 29, 2007, the Partnership sold its last remaining investment property, Quail Hollow Apartments to a third party. In addition to Quail Hollow Apartments, affiliates of the third party also purchased nine other apartment properties; all of which were owned by entities affiliated with AIMCO Properties, L.P., an affiliate of the Corporate General Partner of the Partnership. The total sales price for all ten apartment properties $95,800,00 of which $11,150,000 represents the portion of the sales price allocated to Quail Hollow Apartments.

The net proceeds realized by the Partnership for Quail Hollow Apartments were approximately $11,083,000 after payment of closing costs.  The Partnership used approximately $4,384,000 to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $8,498,000 as a result of the sale.  The property’s operations of approximately $1,000 and $78,000 are included as income from discontinued operations and include revenues of approximately $830,000 and $764,000 for the six months ended June 30, 2007 and 2006, respectively.  In addition, the Partnership recorded a loss on extinguishment of debt of approximately $869,000 as a result of the write-off of unamortized loan costs of approximately $131,000 and a prepayment penalty of approximately $738,000.  This amount is included in loss from discontinued operations.

On March 31, 2006, the Partnership sold Windsor Hills Apartments to a third party for net proceeds of approximately $13,477,000 after a deduction for immediate capital needs, a prepayment penalty owed by the Partnership and closing costs. The Partnership used approximately $5,883,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $12,105,000 as a result of the sale during the six months ended June 30, 2006. The property’s operations of approximately zero and $100,000 are included as income from discontinued operations and include revenues of zero and $480,000 for the six months ended June 30, 2007 and 2006, respectively.  In addition, the Partnership recorded a loss on extinguishment of debt of approximately $1,261,000 as a result of the write-off of unamortized loan costs of approximately $116,000 and a prepayment penalty of approximately $1,145,000 which was paid by the buyer.  This amount is included in loss from discontinued operations.  During the three months ended June 30, 2006, certain accruals of approximately $51,000 established during the three months ended March 31, 2006 related to the sale of Windsor Hills Apartments were reversed due to actual costs being less than anticipated.  This accrual reversal is included as an increase in gain on sale of discontinued operations for the three months ended June 30, 2006.

Excluding the impact of the gain on sale of discontinued operations, and the results of operations of Windsor Hills Apartments which sold in 2006, the Partnership’s loss from discontinued operations was approximately $953,000 and $929,000 for the three and six months ended June 30, 2007, respectively, as compared to income (loss) from discontinued operations of approximately $40,000 and ($14,000) for the three and six months ended June 30, 2006 respectively.  For the three months ended June 30, 2007, the increase in loss from discontinued operations is due to an increase in total expenses as total revenues remained constant. For the six months ended June 30, 2007, the increase in loss from discontinued operations is due to an increase in total expenses partially offset by an increase in total revenues.

Total revenues increased for the six months ended June 30, 2007 due to an increase in rental income as other income remained constant for the comparable period. Rental income increased as a result of an increase in occupancy and the average rental rate at Quail Hollow Apartments.

In June and July 2005, Quail Hollow Apartments experienced damage from two flood events.  During the three and six months ended June 30, 2006, the Partnership received insurance proceeds of approximately $82,000 and wrote off undepreciated damaged assets of approximately $12,000 resulting in a casualty gain of approximately $70,000.

Excluding the results of operations of Windsor Hills Apartments which sold in 2006, total expenses increased for both the three and six months ended June 30, 2007 primarily due to the loss on extinguishment of debt recognized in connection with the sale of Quail Hollow Apartments and an increase in operating expense partially offset by decreases in general and administrative, depreciation and property tax expenses.  Interest expense remained relatively constant for the comparable periods. Operating expenses increased for both the three and six months ended June 30, 2007 primarily due to an increase in maintenance expense. Maintenance expense increased due to an increase in contract services for painting and grounds work and sale reserves at Quail Hollow Apartments. Depreciation expense decreased due to property improvements and replacements becoming fully depreciated during the three months ended June 30, 2007. Property tax expense decreased due to a decrease in the tax rate at Quail Hollow Apartments.

General and administrative expenses decreased for the three and six months ended June 30, 2007 primarily due to a decrease in management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement due to the sale of Windsor Hills Apartments in 2006. Also included in general and administrative expenses for the three and six months ended June 30, 2007 and 2006, are costs associated with the quarterly and annual communications with investors and regulatory agencies and costs associated with the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

The Partnership expects to liquidate by June 30, 2008 due to the sale of its remaining investment property (see “Note D” to the consolidated financial statements included in “Item 1. Financial Statements”).

At June 30, 2007, the Partnership had cash and cash equivalents of approximately $5,815,000 compared to approximately $892,000 at June 30, 2006.  Cash and cash equivalents increased approximately $5,730,000 since December 31, 2006 due to approximately $10,923,000 and $15,000 of cash provided by investing and operating activities, respectively, partially offset by approximately $5,208,000 of cash used in financing activities. Cash provided by investing activities consisted of net proceeds from the sale of discontinued operations, partially offset by property improvements and replacements. Cash used in financing activities consisted of repayment of advances from affiliates, principal payments made on the mortgage encumbering Quail Hollow Apartments, repayment of the mortgage note payable and payment of a prepayment penalty as a result of the sale of Quail Hollow Apartments, partially offset by advances received from affiliates. The Partnership invests its working capital reserves in interest bearing accounts.

Quail Hollow Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $125,000 of capital improvements at Quail Hollow Apartments, consisting primarily of structural upgrades, roof replacement, floor covering, clubhouse renovations, electrical upgrades and appliance and floor covering replacements. These improvements were funded from operating cash flow. The property was sold to a third party on June 29, 2007.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at June 30, 2007, to the liquidation basis of accounting.  Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated as they are based upon estimates of the Corporate General Partner as of the date of the consolidated financial statements.

In accordance with the liquidation basis of accounting, at June 30, 2007, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $94,000, which is included in the Consolidated Statement of Changes in Partners’ (Deficit) Capital/Net Assets in Liquidation. The net adjustments are summarized as follows:

Decrease in
Net Assets
(in thousands)

Adjustment of other assets and liabilities, net	$ 94

The Partnership distributed the following amounts during the six months ended June 30, 2007 and 2006 (in thousands, except per unit data):

	Six Months Ended	Per Limited	Six Months Ended	Per Limited
	June 30,	Partnership	June 30,	Partnership
	2007	Unit	2006	Unit

Sale (1)	$ --	$ --	$5,459	$309.33

(1)

From the sale proceeds of Windsor Hill Apartments in March 2006.

Subsequent to June 30, 2007, the Partnership distributed approximately $4,823,000 of sale proceeds to its partners. The limited partners received approximately $4,089,000 or $272.60 per limited partnership unit. The Partnership’s cash available for distribution will be reviewed on a quarterly basis. Future cash distributions will depend on the amount of cash remaining after fully liquidating the partnership.

The Partnership Agreement provides for partners to receive distributions from the net proceeds of the sales of properties, the net proceeds from refinancings and net cash from operations as those terms are defined in the Partnership Agreement. The Partnership Agreement requires that the limited partners be furnished with a statement of Net Cash from Operations as such term is defined in the Partnership Agreement. Net Cash from Operations should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity. Below is a reconciliation of net cash provided by (used in) operating activities as disclosed in the consolidated statements of cash flows, included in “Item 1. Financial Statements”, to Net Cash from Operations as defined in the Partnership Agreement.

	For the Six Months Ended
	June 30,
	(in thousands)
	2007	2006

Net cash provided by (used in) operating activities	$ 15	$ (82)
Payments on mortgage notes payable	(86)	(135)
Property improvements and replacements	(160)	(363)
Changes in reserves for net operating
liabilities	47	233

Net cash used in operations	$ (184)	$ (347)

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 12,023.50 limited partnership units (“Units”) in the Partnership representing 80.16% of the outstanding Units at June 30, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 80.16% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion for Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

SHELTER PROPERTIES I

By: Shelter Realty I Corporation
Corporate General Partner

Date: August 15, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 15, 2007	By: /s/Stephen B. Waters
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

       (a)

Purchase Agreement dated December 5, 1979, between Quail Hollow Associates Limited Partnership and U.S. Shelter Corporation to purchase Quail Hollow Apartments. Filed as Exhibits 12(c) and 12(d), respectively, to Registration Statement No. 2-67384 of Registrant filed April 16, 1980 and incorporated herein by reference.

 (d)

Purchase and Sale Contract between Shelter Properties I, a South Carolina Limited Partnership, and the affiliated Selling Partnerships and Northview Realty Group, Inc., a Canadian corporation, dated May 23, 2007. (Filed with current report on Form 8-K of Registrant dated May 23, 2007 and incorporated herein by reference.)

(e)

Amendment to Purchase and Sale Contract between Shelter Properties I, a South Carolina Limited Partnership, and the affiliated Selling Partnerships and Northview Realty Group, Inc., a Canadian corporation, dated June 5, 2007. (Filed with current report on Form 8-K of Registrant dated June 13, 2007 and incorporated herein by reference.)

(f)

Second Amendment to Purchase and Sale Contract between Shelter Properties I, a South Carolina Limited Partnership, and the affiliated Selling Partnerships and Northview Realty Group, Inc., a Canadian corporation, dated June 6, 2007. (Filed with current report on Form 8-K of Registrant dated June 13, 2007 and incorporated herein by reference.)

(g)

Third Amendment to and Reinstatement of Purchase and Sale Contract between Shelter Properties I, a South Carolina Limited Partnership,  and the affiliated Selling Partnerships and Northview Realty Group, Inc., a Canadian corporation, dated June 15, 2007. (Filed with current report on Form 8-K of Registrant dated June 13, 2007 and incorporated herein by reference.)

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

Date:  August 15, 2007

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

Date:  August 15, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Shelter Realty I Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Shelter Properties I (the "Partnership"), for the quarterly period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 15, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 15, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.