Form 10QSB
period 2007-09-30
SHELTER PROPERTIES I LTD PARTNERSHIP
filed 2007-11-08
CIK 316220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

(Unaudited)

(in thousands)

September 30, 2007

Assets
Cash and cash equivalents	$ 805
Receivables and deposits	21
826
Liabilities
Accounts payable	59
Other liabilities	36
Estimated costs during the period of liquidation	75
170
Net assets in liquidation	$ 656

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES I

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands)

For the Three Months Ended
September 30, 2007

Net assets in liquidation at July 1, 2007	$ 5,433

Revenues:
Interest income	11
Other income	44

Adjustment to estimated costs to be incurred through
June 30, 2008	--

Costs incurred during liquidation period	(9)

Distributions to partners	(4,823)

Net assets in liquidation at September 30, 2007	$ 656

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES I

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Six Months Ended	Three Months Ended	Nine Months Ended
	June 30, 2007	September 30, 2006	September 30, 2006

Income from continuing operations	$ --	$ --	$ --

Loss from discontinued operations (Note A):
Revenues
Rental income	734	363	1,497
Other income	97	43	172
Total revenues	831	406	1,669

Expenses
Operating	489	216	842
General and administrative	59	25	111
Depreciation	116	64	192
Interest	173	86	395
Property taxes	54	25	123
Loss on extinguishment of debt (Note C)	869	--	1,261
Total expenses	1,760	416	2,924

Loss from discontinued operations	(929)	(10)	(1,255)
Casualty gains (Note E)	--	--	70
Gain on sale of discontinued operations
(Note C)	8,498	--	12,105

Net income (loss)	$ 7,569	$ (10)	$10,920

Net income (loss) allocated to general
Partner	$ 1,134	$ --	$ 732
Net income (loss) allocated to limited
Partners	6,435	(10)	10,188

	$ 7,569	$ (10)	$10,920
Per limited partnership unit:
Loss from discontinued operations	$ (54.40)	$ (.67)	$(67.07)
Gain on sale of discontinued
operations	483.40	--	746.27

	$ 429.00	$ (.67)	$679.20

Distributions per limited partnership unit	$ --	$ 35.67	$345.00

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

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES I

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended	Nine Months Ended
	June 30, 2007	September 30, 2006
Cash flows from operating activities:
Net income	$ 7,569	$10,920
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	116	192
Amortization of loan costs	6	10
Loss on extinguishment of debt	869	1,261
Gain on sale of discontinued operations	(8,498)	(12,105)
Casualty gain	--	(70)
Change in accounts:
Receivables and deposits	(48)	10
Other assets	27	60
Accounts payable	48	(33)
Tenant security deposit liabilities	(29)	(50)
Accrued property taxes	--	96
Other liabilities	(70)	(118)
Due to affiliates	25	(197)
Net cash provided by (used in) operating
activities	15	(24)

Cash flows from investing activities:
Property improvements and replacements	(160)	(381)
Net proceeds from sale of discontinued operations	11,083	13,477
Insurance proceeds received	--	82
Net cash provided by investing activities	10,923	13,178

Cash flows from financing activities:
Payments on mortgage notes payable	(86)	(176)
Repayment of mortgage note payable	(4,384)	(5,883)
Advances from affiliates	32	55
Payments on advances from affiliate	(32)	(944)
Distributions to partners	--	(6,089)
Prepayment penalty paid	(738)	--
Net cash used in financing activities	(5,208)	(13,037)

Net increase in cash and cash equivalents	5,730	117
Cash and cash equivalents at beginning of period	85	144

Cash and cash equivalents at end of period	$ 5,815	$ 261

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 195	$ 443

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 19	$ 13

Included in property improvements and replacements for the six months ended June 30, 2007 and nine months ended September 30, 2006 are approximately $54,000 and $121,000 of property improvements and replacements which were included in accounts payable at December 31, 2006 and 2005, respectively.

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

As of June 30, 2007, Shelter Properties I (the “Partnership” or “Registrant”) adopted the liquidation basis of accounting due to the sale of its remaining investment property (as discussed in “Note C – Disposition of Investment Properties”). The general partner responsible for management of the Partnership’s business is Shelter Realty I Corporation, a South Carolina corporation (“the Corporate General Partner”) a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of discontinued operations for the period January 1, 2007 to June 30, 2007 and the three and nine months ended September 30, 2006 are presented to reflect the operations of the Partnership’s investment properties as discontinued operations as a result of the sale of Quail Hollow Apartments on June 29, 2007 and Windsor Hills Apartments on March 31, 2006.

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

Note C – Disposition of Investment Properties

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

The net proceeds realized by the Partnership for Quail Hollow Apartments were approximately $11,083,000 after payment of closing costs.  The Partnership used approximately $4,384,000 to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $8,498,000 as a result of the sale.  The property’s operations of approximately $1,000 and $16,000 are included as income from discontinued operations and include revenues of approximately $830,000 and $1,163,000 for the six months ended June 30, 2007 and the nine months ended September 30, 2006, respectively.  In addition, the Partnership recorded a loss on extinguishment of debt of approximately $869,000 as a result of the write-off of unamortized loan costs of approximately $131,000 and a prepayment penalty of approximately $738,000 during the six months ended June 30, 2007.  This amount is included in loss from discontinued operations.

On March 31, 2006, the Partnership sold Windsor Hills Apartments to a third party for net proceeds of approximately $13,477,000 after a deduction for immediate capital needs, a prepayment penalty owed by the Partnership and closing costs.  The Partnership used approximately $5,883,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $12,105,000 as a result of the sale during the nine months ended September 30, 2006. The property’s operations of approximately zero and $1,161,000 are included as loss from discontinued operations and include revenues of approximately zero and $480,000 for the six months ended June 30, 2007 and the nine months ended September 30, 2006, respectively.  In addition, the Partnership recorded a loss on extinguishment of debt of approximately $1,261,000 as a result of the write-off of unamortized loan costs of approximately $116,000 and a prepayment penalty of approximately $1,145,000 which was paid by the buyer during the nine months ended September 30, 2006.  This amount is included in loss from discontinued operations.  During the three months ended September 30, 2007, the Partnership received a tax refund of approximately $63,000 related to Windsor Hills.  After payment of approximately $19,000 in conjunction with the property tax appeal, the Partnership recognized additional revenue of approximately $44,000.  This amount is included in revenues on the accompanying consolidated statement of changes in net assets in liquidation.

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner received 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $42,000 and $84,000 for the six months ended June 30, 2007 and the nine months ended September 30, 2006 respectively, which is included in operating expenses.

An affiliate of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $52,000 and $81,000 for the nine months ended September 30, 2007 and 2006, respectively, which is included in estimated costs to liquidate, general and administrative expenses and gain on sale of discontinued operations. The portion of these reimbursements included in gain on sale of discontinued operations for the six months ended June 30, 2007 and the nine months ended September 30, 2006 are construction management services provided by an affiliate of the Corporate General Partner of approximately $14,000 and $24,000, respectively.

In accordance with the Partnership Agreement, during the six months ended June 30, 2007 and the  nine months ended September 30, 2006 an affiliate of the Corporate General Partner advanced the Partnership approximately $32,000 and $55,000, respectively, to cover operating expenses and real estate taxes at Quail Hollow Apartments. Interest was charged at prime plus 2% and amounted to approximately $1,000 and $24,000 for the six months ended June 30, 2007 and the nine months ended September 30, 2006, respectively. During the six months ended June 30, 2007 and the nine months ended September 30, 2006, advances and accrued interest of approximately $33,000 and $987,000, respectively, were repaid.

The Partnership Agreement provides for a commission to the Corporate General Partner upon the sale of a Partnership investment property.  This commission is payable when certain levels of return are received by the limited partners.  The Partnership met these levels and during the nine months ended September 30, 2006 the Corporate General Partner earned a commission of approximately $147,000 from the sale of Windsor Hills Apartments. This amount was paid during the nine months ended September 30, 2006. Additionally, the Corporate General Partner earned a commission of approximately $112,000 from the sale of Quail Hollow Apartments during the six months ended June 30, 2007. This amount was paid during the nine months ended September 30, 2007.

The Partnership insured its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insured its properties above the AIMCO limits through insurance policies obtained by AIMCO from insured unaffiliated with the Corporate General Partner.  During the nine months ended September 30, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $60,000 and $75,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

The Partnership is unaware of any other pending or outstanding litigation matters that are not of a routine nature arising in the ordinary course of business.

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

As of June 30, 2007, the Partnership adopted the liquidation basis of accounting due to the sale of its remaining investment property.

On June 29, 2007, the Partnership sold its last remaining investment property, Quail Hollow Apartments to a third party. In addition to Quail Hollow Apartments, affiliates of the third party also purchased nine other apartment properties; all of which were owned by entities affiliated with AIMCO Properties, L.P., an affiliate of the Corporate General Partner of the Partnership. The total sales price for all ten apartment properties was $95,800,00 of which $11,150,000 represents the portion of the sales price allocated to Quail Hollow Apartments.

The net proceeds realized by the Partnership for Quail Hollow Apartments were approximately $11,083,000 after payment of closing costs.  The Partnership used approximately $4,384,000 to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $8,498,000 as a result of the sale.  The property’s operations of approximately $1,000 and $16,000 are included as income from discontinued operations and include revenues of approximately $830,000 and $1,163,000 for the six months ended June 30, 2007 and the nine months ended September 30, 2006, respectively.  In addition, the Partnership recorded a loss on extinguishment of debt of approximately $869,000 as a result of the write-off of unamortized loan costs of approximately $131,000 and a prepayment penalty of approximately $738,000 during the six months ended June 30, 2007.  This amount is included in loss from discontinued operations.

On March 31, 2006, the Partnership sold Windsor Hills Apartments to a third party for net proceeds of approximately $13,477,000 after a deduction for immediate capital needs, a prepayment penalty owed by the Partnership and closing costs.  The Partnership used approximately $5,883,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $12,105,000 as a result of the sale during the nine months ended September 30, 2006. The property’s operations of approximately zero and $1,161,000 are included as loss from discontinued operations and include revenues of approximately zero and $480,000 for the six months ended June 30, 2007 and the nine months ended September 30, 2006, respectively.  In addition, the Partnership recorded a loss on extinguishment of debt of approximately $1,261,000 as a result of the write-off of unamortized loan costs of approximately $116,000 and a prepayment penalty of approximately $1,145,000 which was paid by the buyer during the nine months ended September 30, 2006.  This amount is included in loss from discontinued operations.  During the three months ended September 30, 2007, the Partnership received a tax refund of approximately $63,000 related to Windsor Hills.  After payment of approximately $19,000 in conjunction with the property tax appeal, the Partnership recognized additional revenue of approximately $44,000.  This amount is included in revenues on the accompanying consolidated statement of changes in net assets in liquidation.

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

During the three months ended September 30, 2007, net assets in liquidation decreased by approximately $4,777,000. The decrease in net assets in liquidation is primarily due to a distribution to partners, and to a lesser extent, costs incurred during liquidation partially offset by the receipt of a property tax refund related to Windsor Hill Apartments and the receipt of interest income for the period.

The consolidated statement of net assets in liquidation as of September 30, 2007 includes approximately $75,000 of costs that the Corporate General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by June 30, 2008. Because the success in realization of assets and the settlement of liabilities is based on the Corporate General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond June 30, 2008 the projected date of liquidation.

The Partnership distributed the following amounts during the nine months ended September 30, 2007 and 2006 (in thousands, except per unit data):

	Nine months ended	Per Limited	Nine months ended	Per Limited
	September 30,	Partnership	September 30,	Partnership
	2007	Unit	2006	Unit

Sale (1)	$4,823	$272.60	$6,089	$345.00

(1)

From the sale proceeds of Quail Hollow in June 2007 and the sale proceeds of Windsor Hill Apartments in March 2006.

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

	For the Six Months	For the Nine Months
	Ended	Ended
	June 30, 2007	September 30, 2006

Net cash provided by (used in) operating	$ 15	$ (24)
activities
Payments on mortgage notes payable	(86)	(176)
Property improvements and replacements	(160)	(381)
Changes in reserves for net operating
liabilities	47	232

Net cash used in operations	$ (184)	$ (349)

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 12,023.50 limited partnership units (“Units”) in the Partnership representing 80.16% of the outstanding Units at September 30, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 80.16% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

SHELTER PROPERTIES I

By: Shelter Realty I Corporation
Corporate General Partner

Date: November 8, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 8, 2007	By: /s/Stephen B. Waters
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